Form 10QSB
CAPITAL BRANDS INC
filed 1996-05-20
CIK 862147

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    MARCH 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

                         Commission File Number: 0-20594

                              CAPITAL BRANDS, INC.
             (Exact name of Registrant as specified in its Charter)

          FLORIDA                                      65-0506539
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1225 BROKEN SOUND PARKWAY, N.W., SUITE A, BOCA RATON, FL       33487
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:    (407) 994-8585

1000 LINCOLN ROAD, SUITE 206, MIAMI BEACH, FL  33139
Former Name, Former Address and Former Fiscal Year, if changed since last
Report.

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended ("Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                         DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,278,449 Common Stock, par value $.008 as of May 15, 1996.

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

      ITEM. 1            Financial Statements

                         Consolidated Condensed Balance Sheets
                         as of March 31, 1996 and December 31,
                         1995                                                2

                         Consolidated Condensed Statements of
                         Operations for the Three Months Ended
                         March 31, 1996 and 1995                             3

                         Consolidated Condensed Statement of
                         Shareholders Equity for the Three
                         Months Ended March 31, 1996                         4

                         Consolidated Condensed Statements of
                         Cash Flows for the Three Months Ended
                         March 31, 1996 and 1995                             5

                         Notes to Consolidated Financial
                         Statements                                         6-14



      ITEM. 2            Management's Discussion and Analysis or
                         Plan of Operation                                 15-40


PART II.  OTHER INFORMATION

      ITEM. 6            Exhibits & Reports on Form 8-K                  41 & 42


SIGNATURES

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                               ASSETS
                                                                                           March 31,                 December 31,
                                                                                             1996                        1995
                                                                                         ------------                ------------
CURRENT ASSETS:
    Cash and cash equivalents                                                            $  1,201,491                $     59,438
    Inventory                                                                                   4,050                       4,460
    Advances to equity investees                                                               84,425                       1,425
    Prepaid expenses                                                                           30,962                      84,902
                                                                                          -----------                 -----------

        Total Current Assets                                                                1,320,928                     150,225
                                                                                          -----------                 -----------

Furniture, equipment and
    leasehold improvements, net                                                               328,271                     257,461

Deferred charges, net of accumulated
    amortization  of $3,064 and $28,605
    in 1996 and 1995,  respectively                                                            32,284                      28,028

Equity in net assets of equity investees                                                      661,401                     965,680
                                                                                          -----------                 -----------

    Total Assets                                                                         $  2,342,884                $  1,401,394
                                                                                         ============                ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                                     $     45,746                $     54,032
    Accrued interest payable                                                                     -                         32,914
    Other accrued expenses                                                                     75,700                      38,459
    Advances from equity investees                                                              1,040                       1,040
    Due to Shareholders                                                                          -                         50,450
                                                                                          -----------                 -----------

        Total Current Liabilities                                                             122,486                     176,895
                                                                                          -----------                 -----------

SHAREHOLDERS' EQUITY:
    Preferred Stock, $.01 par value,
    1,000,000 shares authorized;
    no shares issued                                                                             -                           -

    Common Stock, $.0001 par value,
    100,000,000 shares authorized;
    1,988,000 and 1,300,500
    issued and outstanding, respectively                                                          199                         130

    Additional paid-in capital                                                             10,817,264                   9,167,333

    Accumulated deficit                                                                   ( 8,597,065)                ( 7,942,964)
                                                                                          -----------                 -----------

        Total Shareholders' Equity                                                          2,220,398                   1,224,499
                                                                                          -----------                 -----------

           Total Liabilities and
                Shareholders' Equity                                                     $  2,342,884                $  1,401,394
                                                                                         ============                ============


                                              See Accompanying Notes

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------------------
                                                                                             1996                        1995
                                                                                         ------------                ------------
SALES                                                                                    $    107,833                $     18,634
                                                                                         ------------                ------------

RESTAURANT OPERATING
    EXPENSES:
        Food and packaging                                                                     44,626                       4,841
        Payroll and related costs                                                              50,805                       5,181
        Occupancy and other operating expenses                                                 39,371                      13,482
        Depreciation and amortization                                                          20,346                       4,295
                                                                                          -----------                 -----------
           Total restaurant operating expenses                                                155,148                      27,799
                                                                                          -----------                 -----------

GENERAL AND ADMINISTRATIVE EXPENSES                                                           304,339                      65,853
                                                                                          -----------                 -----------

OPERATING LOSS                                                                            (   351,654)                (    75,018)
                                                                                          -----------                 -----------

OTHER INCOME (EXPENSES)
    Interest and other income                                                                   1,832                           6
    Interest expense                                                                             -                    (    11,062)
                                                                                          -----------                 -----------
           Total other (loss) income, net                                                       1,832                 (    11,056)
                                                                                          -----------                 -----------

Loss attributable to sale of
    Common Shares by an equity investee                                                          -                    ( 1,009,142)
                                                                                          -----------                 -----------

Loss before equity in losses of equity
    investees, benefit for income tax
    and extraordinary item                                                                (   349,822)                ( 1,095,216)

Equity in losses of equity investees                                                      (   304,279)                (   416,129)
                                                                                          -----------                 -----------

Loss before benefit for income tax
    and extraordinary item                                                                (   654,101)                ( 1,511,345)

Benefit for income tax                                                                           -                        527,587
                                                                                          -----------                 -----------

Loss before extraordinary item                                                            (   654,101)                (   983,758)

Extraordinary gain from
    exchange by an equity investee
    of 9% Convertible Debentures
    for Preferred Stock                                                                          -                        310,666
                                                                                          -----------                 -----------

Net Loss                                                                                 $(   654,101)               $(   673,092)
                                                                                         ============                ============

Net Loss per Common Share:
    Loss before extraordinary gain                                                       $(       .37)               $(      1.05)
    Extraordinary gain                                                                             -                          .33
                                                                                          -----------                 -----------
    Net Loss                                                                             $(       .37)               $(       .72)
                                                                                         ============                ============
Weighted average shares
    outstanding                                                                             1,750,381                     939,677
                                                                                          ===========                ============

                                              See Accompanying Notes

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 (UNAUDITED)

                                                  COMMON STOCK                     ADDITIONAL
                                               ------------------------             PAID IN          ACCUMULATED
                                               SHARES            AMOUNT             CAPITAL            DEFICIT             TOTAL
                                              ---------        -----------        -----------        -----------         -----------
Balances,
   December 31, 1995                          1,300,500        $       130        $ 9,167,333        $(7,942,964)       $ 1,224,499

Proceeds from issuance
   of Common Stock
   pursuant to Regulation
   S offerings                                  687,500                 69          1,649,931                             1,650,000


Net loss for the period                                                                               (  654,101)        (  654,101)
                                            -----------        -----------        -----------        -----------        -----------

Balances, March 31, 1996                      1,988,000        $       199        $10,817,264        $(8,597,065)       $ 2,220,398
                                            ===========        ===========        ===========        ===========        ===========




















                                                          See Accompanying Notes

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------------------

                                                                                             1996                        1995
                                                                                         ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                                             $(   654,101)               $(   673,092)
    Adjustment to reconcile net
        loss to net cash used in
        operating activities:
    Extraordinary gain                                                                           -                    (   310,666)
    Depreciation and amortization                                                              21,689                       4,295
    Deferred tax benefit                                                                         -                    (   527,587)
    Equity in losses of investees                                                             304,279                     416,129
    Loss attributable to sale of
        common shares by unconsolidated
        subsidiary                                                                               -                      1,009,142
    Changes in operating assets and liabilities
        Inventory                                                                                 410                 (     2,550)
        Prepaid expenses                                                                       47,506                 (    70,628)
        Accounts payable and accrued expenses                                             (     3,959)                (    11,896)
                                                                                          -----------                 -----------

    Net cash used in operating activities                                                 (   284,176)                (   166,853)
                                                                                          -----------                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Payments for purchases of furniture,
        fixtures and equipment                                                            (    84,722)                (   142,142)
    Payments for other assets                                                             (     5,599)                       -
                                                                                          -----------                 -----------
    Net cash used in investing activities                                                 (    90,321)                (   142,142)
                                                                                          -----------                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Advances to equity investee, net                                                      (    83,000)                (        84)
    Proceeds from Regulation S offerings                                                    1,650,000                       -
    Advances from shareholders                                                                   -                        200,000
    Repayment of shareholders advances                                                    (    50,450)                (   435,000)
    Net proceeds from issuance of
        common stock upon exercise of
        Class A warrants                                                                         -                        602,100
    Net proceeds from issuance of
        common stock upon exercise
        of Class B warrants                                                                      -                         92,800
                                                                                          -----------                 -----------
    Net cash provided by financing activities                                               1,516,550                     459,816
                                                                                          -----------                 -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                   1,142,053                     150,821

BEGINNING CASH AND CASH EQUIVALENTS                                                            59,438                      64,433
                                                                                          -----------                 -----------

ENDING CASH AND CASH EQUIVALENTS                                                         $  1,201,491                $    215,254
                                                                                         ============                ============

SUPPLEMENTAL CASH FLOW INFORMATION:

CASH PAID FOR INTEREST:                                                                  $       -                   $     35,831
                                                                                         ============                ============

                                              See Accompanying Notes

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.       ORGANIZATION:

         Capital Brands, Inc. ("CBI") was organized to engage in the following activities:

         A. Acquisition of at least a majority interest in, and operational control of, business enterprises;

         B. Development and marketing of commercial enterprises, products and/or services, and;

         C. Participation in business ventures with existing or newly formed business entities on a joint venture or other active business relationship basis.

         CBI may also take equity positions in certain business enterprises through the purchase of securities which could involve financing. In addition, the Company may purchase a franchise and/or license products or services. As of January 1, 1993, CBI through its investments in affiliated companies had commenced its planned principal operations.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BASIS OF PRESENTATION - The accompanying consolidated financial statements include the accounts of CBI and its wholly owned subsidiary, Family Chicken, Inc. ("FCI"), which was acquired on August 31, 1995, in a transaction accounted for similar to a pooling of interests based upon common control of the transaction. Accordingly, the 1995 consolidated financial statements have been restated to include the accounts of FCI since it's inception on June 3, 1994. All significant intercompany transactions and balances have been eliminated in consolidation. The Company's investments in International Fast Food Corporation ("IFFC") and IFFC's majority owned subsidiary, International Fast Food Polska, a Polish limited liability corporation ("IFF Polska") and QPQ Corporation ("QPQ"), formerly known as International Pizza Corporation and QPQ's wholly owned subsidiary Pizza King Polska, a Polish limited liability corporation ("PK Polska") and a wholly owned subsidiary, QPQ Medical Weight Loss Centers, Inc. ("QPQ Medical") are accounted for by the equity method.

         The accompanying consolidated condensed financial statements as of March 31, 1996 and 1995 are unaudited. The consolidated condensed balance sheet as of December 31, 1995 was derived from the December 31, 1995 audited balance sheet. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated.

         These financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Form 10-KSB as filed with the SEC on March 7, 1996. Results for the three month period ended March 31, 1996 are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         The Polish economy is considered to be "highly inflationary". Accordingly, the U.S. dollar is considered to be the functional currency of PK Polska, IFF Polska and the other subsidiaries. The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At March 31, 1996, the exchange rate was 25,875 old zlotys per dollar. Monetary assets and liabilities are translated from the local currency, the "zloty", to U.S. dollars at the year end exchange rate. Non-monetary assets, liabilities, and related expenses, primarily furniture, equipment, leasehold improvements and related depreciation and amortization, are translated using historical exchange rates. Income and expense accounts, excluding depreciation and amortization, are translated at a weighted average exchange rate.

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES CONTINUED:

         FINANCIAL ACCOUNTING STANDARDS NO. 121 (FAS NO. 121) - In March 1995, the FASB issued FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement, which is effective for the Company's financial statements for its 1996 fiscal year, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company will review for impairment of its long-lived assets in its fiscal 1996 year using the methodology prescribed by FAS No. 121.


3.       INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES:

         As of March 31, 1996 and 1995, CBI owned 32.7% and 44.6%, respectively, of the common stock of IFFC and 22.8% and 22.8%, respectively, of the common stock of QPQ. CBI accounts for its investments in IFFC and QPQ on the equity basis.

         The condensed summary of financial information of IFFC and QPQ is as follows:

                                                    March 31,
FINANCIAL CONDITION:                                  1996
                                                    ---------
Current assets including
         restricted cash of $800,000              $ 1,936,322
Furniture, equipment &
         leasehold improvements, net                8,206,871
Deferred debenture issuance costs, net                333,112
Other assets, net                                     688,932
Burger King Development Rights, net                   128,876
Domino's Development Rights, net                      227,960
                                                  -----------
                                                  $11,522,073
                                                  ===========

FINANCIAL CONDITION:
Current liabilities                               $ 4,036,188
Long term debt                                        160,000
9% subordinated convertible
         debentures                                 2,756,000
                                                  -----------
                                                    6,952,188
                                                  -----------
Minority interest in net assets of
         consolidated subsidiary                      617,355
                                                   ----------
Total Shareholders Equity                         $ 3,952,530
                                                  ===========

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


3.       INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES CONTINUED:

                                                                                Three Months ended March 31,
RESULTS OF OPERATIONS:                                                          1996                     1995
----------------------                                                      ------------             --------
Sales                                                                        $ 1,598,356              $ 1,327,425
Operating expenses                                                            (1,887,605)              (1,591,904)
General & administrative expenses                                             (  987,630)              (  815,000)
                                                                              ----------               ----------
Loss from operations                                                          (1,276,879)              (1,079,479)
                                                                              ----------               ----------
Other expenses                                                                (   99,572)              (  224,688)
Minority interest in losses of
         consolidated subsidiary                                                  72,326                  107,515
                                                                              ----------               ----------
Loss before extraordinary item                                                (1,304,125)              (1,196,652)
Extraordinary gain on exchange
  of debentures for preferred
  stock by IFFC                                                                     -                   1,106,642
                                                                              ----------               ----------

         Net Loss                                                            $(1,304,125)             $(   90,010)
                                                                             ===========              ============


4.       SHAREHOLDERS' EQUITY:

         At March 31, 1996, CBI had reserved the following shares of Common Stock for issuance pursuant to outstanding warrants.


Class A Warrants, exercisable
         at $4.40 per share through
         December 31, 1996                            37,075
Class B Warrants, exercisable
         at $5.43 per share through
         December 31, 1996                           217,550
                                                   ---------
                                                     254,625
                                                   =========

         During the quarter ended March 31, 1996, CBI issued 687,500 shares of Common Stock in exchange for net cash proceeds of $1,650,000.

5.       LITIGATION:

         BKC LITIGATION - On March 17, 1995, IFFC and IFFP (collectively, the "IFFC Affiliates"), filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. In their amended complaint, the IFFC Affiliates alleged, among other things, that BKC breached certain of its express and implied obligations under the BKC Development Agreement and the eight existing franchise agreements (the "Franchise Agreements") pertaining to IFFP's eight Burger King restaurants. The IFFC Affiliates further alleged that in connection with BKC's sale of certain of its rights pursuant to the BKC Development Agreement and the Franchise Agreements, BKC failed to timely deliver to the IFFC Affiliates a complete and accurate franchise offering circular in accordance with rules promulgated by the Federal Trade Commission (the "FTC Count"). The IFFC affiliates also alleged that BKC committed certain acts which constitute fraud and/or deceptive and

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5.       LITIGATION, Continued:

unfair business practices. The IFFC Affiliates have asked the court to, among other things, award them compensatory damages of not less that $15,000,000 punitive damages and certain costs and expenses.

         On August 21, 1995, BKC filed an answer which asserts nineteen affirmative defenses and three counterclaims. In its counterclaims, BKC alleges, among other things that the IFFC Affiliate fraudulently induced BKC to enter into the BKC Development Agreement, breached their contractual obligation to make certain royalty payments and failed to repay BKC a loan in the principal amount of $100,000. Accordingly, BKC has asked the court to award it damages aggregating to at least $1,320,000, plus certain costs, disbursements and attorney fees. The IFFC Affiliates believe that BKC's counterclaims are without merit and intend to vigorously defend themselves against BKC's counterclaims.


         The IFFC Affiliates' and BKC's first effort at court ordered mediation was unsuccessful. The IFFC Affiliates' five count suit has not survived all of BKC's motions to dismiss. On February 14, 1996, the Eleventh Judicial Circuit Court granted BKC's motion for summary judgement with respect to the FTC Count. The Eleventh Judicial Circuit Courts' decision was based upon its belief that, as a matter of law, such a count could not be maintained by "sophisticated business entities". The IFFC Affiliates believe the court's decision was made in error and if their claims are not satisfactorily addressed at the conclusion of the trial the IFFC Affiliates intend to appeal the court's decision. Discovery is proceeding and the trial with respect to the BKC Litigation is scheduled to commence on August 26, 1996.

         IFFC cannot reasonably estimate how long it will take or the amount of money it will need to expend in order to resolve the BKC Litigation. Even if IFFC knew BKC desired to settle the BKC Litigation, IFFC could not reasonably estimate the structure of a proposed settlement. Even if IFFC prevails on certain of the issues disputed in the BKC Litigation, there can be no assurance as to the remedies granted by the courts. Termination of the BKC Development Agreement and/or Franchise Agreements for any reason could have a material adverse effect on the Company.

         Due to the factors identified above, IFFC has opened and operates eight of the ten restaurants required to be opened by September 24, 1995. Accordingly, IFFC is in technical default under the BKC Development Agreement. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC Restaurants an act of default.

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5.       LITIGATION, Continued:

         The Agreement to Assign Litigation Proceeds - In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC Affiliates entered into an Agreement to Assign Litigation Proceeds (the "Funding Agreement") with Litigation Funding, Inc., a Florida Corporation ("Funding"). Mitchell Rubinson, the Chairman of the Board, Chief Executive Officer and President of IFFC is also the Chairman of the Board, Chief Executive Officer and President and the principal shareholder of Funding

         Pursuant to the Funding Agreement, Funding agreed to pay on behalf of IFFC and/or IFFP up to $500,001 (the "Amount") for all expenses (including attorneys' fees, court costs and other related expenses, but not judgements or amounts paid in settlement) actually incurred by or on behalf of IFFC and/or IFFP in connection with investigating, defending, prosecuting, settling or appealing the BKC Litigation and any and all claims or counterclaims of BKC against IFFC and/or IFFP (collectively, the "BKC Matter"). Funding has paid all amounts it has been requested to pay pursuant to the Funding Agreement.

         In consideration of the Amount, IFFC and IFFP each assigned to Funding a portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with, resulting from or arising in connection with the BKC Matter or any related claim, demand, appeal, right and/or cause of action of the IFFC Affiliates, including, but not limited to, amounts received or entitled to be received by the IFFC Affiliates in respect to (i) the gross proceeds of any court ordered decision or judgement (a "Judgement") entered in favor of IFFC and/or IFFP, (ii) the Sale Proceeds (as such term is defined in the agreement, the "Sales Proceeds") of any sale of the assets of IFFC and/or IFFP to BKC, any of BKC's affiliates and/or any entity which is introduced to the IFFC Affiliates by BKC (collectively, the "BKC Entities") in connection with a settlement of the BKC Matter, (iii) any amounts paid in compromise or settlement (a "Settlement") of the BKC Matter in whole or in part, (iv) any liabilities or indebtedness of IFFC or IFFP assumed or satisfied by the BKC Entities (the "Debt Relief Proceeds") and (v) the monetary value to the IFFC Affiliates of any concessions made by BKC with respect to its rights under (a) the Development Agreement and/or (b) the Franchise Agreements and any future franchise agreements between BKC and IFFP and/or IFFC (the "Contract Modification Proceeds"). All of the IFFC Affiliates' rights, titles and interests, legal and equitable, in and to such aforementioned benefits and gross sums, amounts and proceeds are collectively referred to herein as the "Proceeds".

         Specifically, IFFC and IFFP each individually assigned, set over, transferred and conveyed to Funding all of its right, title and interest in and to the sum of the following (the "Assigned Proceeds"); (i) fifty percent (50%) of the Proceeds to the extent

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


5.       LITIGATION, Continued:

that such amount does not exceed Funding's Expenses (Funding's Expenses"_ which are defined as the sum of the aggregate amount of money paid by Funding as the Amount and the amount of money expended by Funding if it assumes the prosecution of the BKC Matter; (ii) fifty percent (50%) of any Proceeds, excluding any Sales Proceeds, in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses (as such term is defined below, the "IFFC Affiliates' Expenses"); and
(iii) fifty percent (50%) of any Sales Proceeds in excess of the sum of Funding's Expenses and the IFFC Affiliates' Expenses.

         Subject to Funding's recovery of Funding's Expenses, IFFC and IFFP have retained the right in and shall be entitled to recover from the Proceeds the sum of (i) $303,731, and (ii) all of the amounts they may expend in the future in connection with the BKC Matter, before Funding shall be entitled to receive any other Proceeds.

         The IFFC Affiliates have also entered a second agreement to assist in the financing of the BKC Litigation. On April 7, 1996 the IFFC Affiliates entered into a letter agreement (the "Fee Agreement") with the law firm (the "Litigation Counsel") representing the IFFC Affiliates in the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (a) Litigation Counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation; and (b) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in the BKC Litigation, in exchange for Litigation Counsel's services. The percentage of any monetary recovery payable to Litigation Counsel varies depending upon whether or not: (1) the BKC Litigation is settled at or before mediation; (2) the BKC Litigation is settled after mediation but before a verdict; (3) the BKC Litigation is resolved by a jury or court verdict; and (4) the IFFC Affiliates successfully appeal a verdict in the BKC Litigation or if they successfully defend against an appeal by BKC of the verdict in the BKC Litigation. In the event the IFFC Affiliates recover in excess of $10,000,000 in the BKC Litigation, IFFC has agreed to issue the Litigation Counsel 200,000 shares of IFFC Common Stock. Under the Fee Agreement, the IFFC Affiliates are not required to make any future legal fee or expense payments to Litigation Counsel until there is an award with respect to or settlement of the BKC Litigation.

         DOMONT LITIGATION - On May 31, 1995, legal action was filed against IFFP a 85% owned subsidiary of IFFC, in Polish Court in the city of Warsaw. The suit was filed by Domont S.C., a general contractor formerly hired by IFFP to construct several of its Restaurants in Poland. The suit alleges that IFFP failed to pay invoices due to Domont for work performed. Domont seeks payment and damages of approximately $126,236. IFFP contends that Domont has been paid in full for the services it performed and believes that Domont's claims and allegations are without merit.

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED



5.       LITIGATION, Continued:

         POLISH FISCAL AUTHORITY DISPUTES - As of July 1995, IFFC may have become subject to penalties for failure to comply with a recently amended tax law requiring the use of cash registers with certain calculating and recording capabilities and which are approved for use by the Polish Fiscal Authorities. Although IFFP's NCR Cash Register System (the "Cash Register System") is a new and modern system, IFFP's Cash Register System had to be modified and will ultimately need to be replaced in order to comply with the new tax law. IFFP is now in compliance with the tax law but was unable to modify and/or replace its Cash Register System before July 1995. As a penalty for noncompliance, Polish tax authorities may disallow certain VAT deductions for July and August, which were previously deducted by IFFP. Additionally, penalties and interest may be imposed on these disallowed deductions. IFFP believes that its potential exposure is approximately $150,000, which amount has been provided for in the accompanying December 31, 1995 consolidated financial statements. IFFP is currently in the process of requesting a determination by the Polish Fiscal Authorities. IFFC believes this situation could have been avoided if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements.


6.       SUBSEQUENT EVENT:

         On April 26, 1996 CBI completed a Share Exchange Agreement with CompScript, Inc. ("CompScript") and certain shareholders of CompScript owning approximately 94% of the issued and outstanding shares of CompScript common stock. Subject to the terms and conditions of the Share Exchange Agreement the CompScript shareholders sold their CompScript shares to CBI in exchange for 7,471,699 shares of CBI Common Stock. After completion of the share exchange the CompScript shareholders own approximately 80.5% of the issued and outstanding CBI Common Stock.

         Immediately prior to the completion of the Share Exchange, CBI entered into the following transactions (collectively, the "Transactions"):

         *        Divested its 100% equity interest in Family
                  Chicken Inc. in exchange for 18,750 shares of CBI Common Stock.

         * Exchanged its 1,300,000 shares of Common Stock of IFFC for 162,500 shares of CBI Common Stock owned by Mitchell Rubinson.

         * Sold its 81.8% equity interest in IHC for a nominal amount to Mitchell Rubinson.

         *        Assigned its office lease to QPQ.

                       CAPITAL BRANDS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, CONTINUED


6.       SUBSEQUENT EVENT CONTINUED:

         * Consummated a one for eight reverse stock split. The accompanying financial statements have been retroactively restated to reflect the stock split.

         * Transferred to Mitchell Rubinson an aggregate of 250,000 shares of Common Stock of QPQ owned by CBI in satisfaction of the severance provisions in his employment agreement with CBI. After completion of the Share Exchange Agreement, CBI owns 18.7% of the outstanding common stock of QPQ.

         The following unaudited pro forma summary combines the consolidated results of operations of CBI and CompScript as if the reverse acquisition had occurred at January 1, 1995, after giving effect to the Transactions, the write-off of $3.6 million of CompScripts goodwill effective as of December 31, 1995, and other adjustments. The unaudited pro forma summary is not necessarily indicative either of results of operations that would have occurred had the consolidation been made during the periods presented, or of future results of operations of the consolidated companies.

                                          THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------
                                        1996                        1995
                                     -----------                 -----------
                                     (Unaudited)                 (Unaudited)
Pro forma net sales                  $ 3,242,333                 $ 2,459,723
                                      ==========                  ==========
Pro forma net income                     179,365                      37,864
                                      ==========                  ==========
Pro forma net income per share              0.02                        0.00
                                      ==========                  ==========


         In connection with the Share Exchange Mitchell Rubinson and Steven Groth, the Company's executive officers and directors resigned. The Board of Directors was expanded to six (6) individuals and Brian A. Kahan, Gerard N. Altieri, Martha M.
Little, Malcolm Leonard, Robert Edelheit and Paul Heimberg were appointed as directors. Mr. Kahan was appointed as President and Chief Executive Officer and Gary Splain as the Company's controller.

         On May 13, 1996 the Company announced that they had entered into a Letter of Intent with Delta Pharmacy Services of Mobile, Alabama. Under the terms of the Letter of Intent, the Company would acquire 100% of the outstanding common stock of Delta. Delta is an institutional pharmacy serving skilled nursing facilities in Alabama, Florida and Mississippi.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         A.       CAPITAL BRANDS, INC.

         Capital Brands, Inc. ("CBI") has not individually generated any revenues from operations and, as of March 31, 1996, had no significant assets other than cash and its interests in International Fast Food Corporation ("IFFC"), QPQ Corporation
("QPQ"), Family Chicken, Inc. ("FCI") and International Hotel
Corporation ("IHC").

         On April 26, 1996 CBI completed a Share Exchange Agreement with CompScript, Inc. ("CompScript") and certain shareholders of CompScript owning approximately 94% of the issued and outstanding shares of CompScript common stock. Subject to the terms and conditions of the Share Exchange Agreement the CompScript shareholders sold their CompScript shares to CBI in exchange for 7,471,699 shares of CBI Common Stock. After completion of the share exchange the CompScript shareholders own approximately 80.5% of the issued and outstanding CBI Common Stock.

         Immediately prior to the completion of the Share Exchange, CBI entered into the following transactions (collectively, the "Transactions"):

         *        Divested its 100% equity interest in Family
                  Chicken Inc. in exchange for 18,750 shares of CBI Common Stock.

         * Exchanged its 1,300,000 shares of Common Stock of IFFC for 162,500 shares of CBI Common Stock owned by Mitchell Rubinson.

         * Sold its 81.8% equity interest in IHC for a nominal amount to Mitchell Rubinson.

         *        Assigned its office lease to QPQ.

         * Consummated a one for eight reverse stock split. The accompanying financial statements have been retroactively restated to reflect the stock split.

         * Transferred to Mitchell Rubinson an aggregate of 250,000 shares of Common Stock of QPQ owned by CBI in satisfaction of the severance provisions in his employment agreement with CBI.

         As a result of the completion of the Share Exchange Agreement with CompScript, CBI has entered into a new line of business.


LIQUIDITY AND CAPITAL RESOURCES

         As a result of the completion of the Share Exchange Agreement with CompScript, the following information relating to the liquidity and capital resources of CBI is subject to change in the

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

future.

         As of March 31, 1996, CBI had $1,201,491 in cash available for future needs.

         During the quarterly period ended March 31, 1996, CBI expended approximately $238,000 for its individual operating expenses. The most significant transaction consummated by CBI in the quarterly period ended March 31, 1996, was the sale of 687,500 shares of Common Stock in exchange for cash proceeds of $1,650,000.

         As of March 31, 1996, CBI owned 32.7% of IFFC, 22.8 % of QPQ, 100% of FCI and 81.8% of IHC. In connection with the Share Exchange Agreement with CompScript, CBI divested its interests in IFFC, FCI and IHC and reduced its ownership of QPQ to 18.7%.

         In the quarterly period end March 31, 1996, CBI loaned IFFC and QPQ and aggregate of $68,000 and $15,000, respectively. CBI also invested and additional $177,000 in FCI.

         Since inception, CBI's operations have been primarily financed by the sale of equity securities and, from time to time, by loans from its shareholders and/or affiliates. CBI's initial public offering in November 1990, raised $452,178 of cash, net of offering expenses. Since then CBI has received $1,933,150 upon the exercise, adjusted for the one for eight reverse split, of 107,713 Class A Warrants and 40,038 Class B Warrants. Each Class A Warrant entitles the holder to purchase two shares of Common Stock at a price of $4.40 per share. Each Class B Warrant entitles the holder to purchase two shares of Common Stock at a price of $5.43 per share.

         During the quarterly period ended March 31, 1996, CBI repaid its $50,450 of indebtedness to Mitchell Rubinson relating to CBI's acquisition of FCI from Mr. Rubinson.

         As of November 17, 1995, Capital Brands sold pursuant to the provisions of Regulation S promulgated pursuant to the Securities Act of 1933, as amended (Regulation S), 2,000,000 shares of Capital Brands Common Stock to Signature Equities Agency Gmbh ("Signature") for gross and net proceeds of $1,220,000 and $600,000, respectively (the "First Regulation S Offering"). As of January 18, 1996, Capital Brands sold, pursuant to the provisions of Regulation S, 3,500,000 shares of Capital Brands Common Stock to Signature for gross and net proceeds of $2,135,000 and $1,050,000, respectively (the "Second Regulation S Offering"). As of February 15, 1996, Capital Brands sold, pursuant to the provisions of Regulation S, 2,000,000 shares of Capital Brands Common Stock to Signature for gross and net proceeds of $1,300,000 and $600,000 respectively (the "Third Regulation S Offering).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

         B.       INTERNATIONAL FAST FOOD CORPORATION

GENERAL

         IFFC currently operates eight Traditional Burger King Restaurants. IFFC has incurred losses and anticipates that it will continue to incur losses until, at the earliest, it establishes a number of restaurants generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that IFFC will be able to successfully establish a sufficient number of restaurants to achieve profitable operations. IFFC believes that it will not generate sufficient revenues to offset its operating costs until, at least, the BKC Litigation is favorably resolved and/or BKC provides the support promised to IFFC in the Development Agreement and Franchise Agreements so that IFFC's per restaurant sales are increased and/or its Food and Packaging Expenses and General and Administrative Expenses as a percentage of Sales are decreased. IFFC's independent auditors have included an explanatory paragraph in their report stating that IFFC's financial statements have been prepared assuming IFFC will continue as a going concern although IFFC's recurring losses and the potentially significant cash requirements of the BKC Litigation raise substantial doubt about IFFC's ability to do so.


         Certain disputes have arisen between IFFC and BKC and, on March 17, 1995, IFFC and its majority owned (85%) subsidiary, IFFP, filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida. IFFC believes that BKC has not provided all of the support, supervision and assistance required of it under the BKC Development Agreement and eight Franchise Agreements between BKC and IFFC. Pendency of the litigation may affect the relationship of BKC and IFFC, including the ability of IFFC to develop additional Burger King restaurants. See "--Results of Operations," "Liquidity and Capital Resources" and "Note 5 of Notes to Consolidated Condensed Financial Statements."

         In order to secure additional funds to finance the BKC Litigation, as of January 25, 1996, the IFFC Affiliates entered into the Funding Agreement with Litigation Funding, Inc. ("Funding") and, as of April 7, 1996, IFFC entered into the Fee Agreement with Litigation Counsel. Pursuant to the Funding Agreement, funding has agreed to pay on behalf of IFFC and/or IFFP up to $500,001 for all expenses actually incurred by IFFC and/or IFFP in connection with their prosecution and defense of the BKC Litigation. In exchange, IFFC and IFFP have each assigned funding a substantial portion of any and all benefits and gross sums, amounts and proceeds that each of them may receive, collect, realize, otherwise obtain or benefit from in connection with the BKC Litigation. Pursuant to the Fee Agreement, IFFC and IFFP have agreed to pay Litigation Counsel the greater of (i) Litigation counsel's accrued hourly fees for legal services provided in connection with the BKC Litigation: and (ii) a certain percentage of any final monetary recovery obtained by the IFFC Affiliates in

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

the BKC Litigation. See "Note 5 of Notes to Consolidated Condensed Financial Statements".

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31,
1995

RESULTS OF OPERATIONS

         For the quarter ended March 31, 1996, IFFC incurred a net loss of $590,914 or $.15 per share of IFFC's Common Stock compared to net income of $401,800, or $.12 per share of IFFC's Common Stock for the quarter ended March 31, 1995. IFFC's relatively superior financial performance in the quarter ended March 31, 1995 is primarily attributable to an extraordinary gain of $1,106,642 recognized in such quarter in connection with the Second Exchange Offer and the factors discussed below.

         For the quarters ended March 31, 1996 and March 31, 1995, IFFC generated Sales of $1,268,674 and $1,121,254 respectively. In U.S. dollar and Polish zloty terms IFFC's Sales increased by approximately 13.1% and 18.8%, respectively, in the quarter ended March 31, 1996 relative to the quarter ended March 31, 1995. IFFC believes the increase in Sales is attributable to more effective marketing strategies and certain improvements in the Polish economy. IFFC believes that it has been experiencing a lower level of sales per restaurant than most other franchises in the Burger King System. IFFC also believes its Sales would be higher if BKC were providing the service, support and assistance promised to IFFC in the BKC Development Agreement and the Franchise Agreements. See discussion below regarding BKC Litigation, "--Liquidity and Capital Resources" and "Note 5 of Notes to Consolidated Condensed Financial Statements".

         IFFC has experienced and expects in the future to experience a decrease in the relative level of Sales from July through August because consumers in Poland typically take vacations during such months.

         During the quarter ended March 31, 1996, IFFC incurred $572,281, $185,489, $379,330 and $246,496 of Food and Packaging Expense, Payroll and Related Costs, Occupancy and Other Operating Expenses, and Depreciation and Amortization Expense, respectively.

         Food and Packaging Costs for the quarterly periods ended March 31, 1996 and 1995 were 45.1% and 49.3% of Sales, respectively. IFFC believes the decrease in Food and Packaging Costs as a percentage of Sales is primarily attributable to a reduction of certain food costs, primarily french fry costs. IFFC believes that it has been experiencing higher food costs as a percentage of Sales than most other franchises in the Burger King System. In addition to IFFC's negotiations with BKC, IFFC continues to have discussions with certain of its food suppliers in an attempt to lower its food costs.

         Payroll and Related Costs are as a percentage of Sales were

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

14.6% for the quarter ended March 31, 1996 and 16.3% for the quarter ended March 31, 1995. Payroll and Related Costs as a percentage of Sales has declined as IFFC has implemented a more efficient scheduling of its labor force and as IFFC has not had any significant training costs in 1996.

         Occupancy and Other Operating Expenses for the quarter ended March 31, 1996 and March 31, 1995 were 29.9% and 27.6% of Sales, respectively. The increase in Occupancy and Other Operating Expenses as a percentage of Sales is attributable to a relative increase in advertising expenses. IFFC believes that its advertising expenses would be lower as a percentage of sales if BKC were providing IFFC all of the support and assistance required of BKC in the Development Agreement and Franchise Agreements.

         Depreciation and Amortization Expense as a percentage of Sales was 19.4% in the quarter ended March 31, 1996, versus 18.0% in the quarter ended March 31, 1995. The increase in Depreciation and Amortization Expense as a percentage of Sales is primarily attributable IFFC's decision to allocate a greater proportion of certain Depreciation and Amortization Expenses to its restaurant operations rather than General and Administrative Expenses.

         General and Administrative Expenses for the quarter ended March 31, 1996 and March 31, 1995 totalled $474,556 and $474,786, respectively. For the quarter ended March 31, 1996, General and Administrative Expenses was comprised of executive and office staff salaries and benefits ("Salary Expense") ($183,066), legal and professional fees, office rent, travel, telephone and other corporate expenses ("Corporate Overhead Expense") ($266,733), including $44,252 of professional fees and expenses related to increased audit fees and certain disputes with the Polish Fiscal Authorities; and depreciation and amortization ($24,757). For the quarter ended March 31, 1995, General and Administrative Expenses were comprised of executive and office staff salaries ($167,313), legal and professional fees, office rent, travel, telephone and other general corporate expenses ($225,751), including $22,905 of professional fees and expenses related to the BKC Litigation and the Second Exchange Offer; and depreciation and amortization ($58,817).

         IFFC believes it has been experiencing lower per restaurant Sales and higher Food and Packaging Expenses, Advertising Expense, and General and Administrative Expenses as a percentage of Sales than most other franchises in the Burger King system. IFFC believes its per restaurant Sales would be higher and its Food and Packaging Expenses, Advertising Expense, and General and Administrative Expenses as a percentage of Sales would be lower if BKC were providing to IFFC the services and support promised to IFFC in the BKC Development Agreement and the eight franchise agreements between IFFC and BKC with respect to IFFC's BKC restaurants. In an effort to increase sales, reduce costs, and recuperate certain losses on March 17, 1995, the IFFC Affiliates filed suit against BKC in the Eleventh Judicial Circuit Court of the State of Florida.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED


         For the quarter March 31, 1996 Interest and Other Income was $87,905, which figure includes interest income of $63,776 and a supply related rebate of $24,129. For the quarter ended March 31, 1995, Interest and Other Income was $17,262, which figure represents interest income on invested funds.

Interest Expense is comprised as follows:



                                                 Quarter ended March 31,
                                                  1996            1995
                                               ---------       ---------
Interest Expense on Debentures                 $  62,010       $  82,680

Amortization of Debenture Issuance Costs           8,314           8,314

Interest Expense on Bank Facilities               38,272          57,915
                                               ---------       ---------
         Total                                 $ 108,596       $ 148,909
                                                ========        ========

         As a result of IFFC's consummation of the Second Exchange Offer (defined below) as of January 13, 1995, IFFC's annual interest expense with respect to Debentures has dropped and should not exceed $248,000 in the year ended December 31, 1996. The decrease in the level of Interest Expense on Debentures will be partially offset by IFFC's payment of dividends with respect to the 46,360 shares of Preferred Stock (defined below) issued in the Second Exchange Offer. Each share of Preferred Stock receives dividends, payable semi-annually on each June 15 and December 15, at a rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of IFFC Common Stock or a combination thereof.

         IFFC's interest expense on bank facilities was $38,272 and $57,915 for the quarter ended March 31, 1996 and 1995, respectively. The $19,643 decrease is attributable to IFFC's reduction of borrowings under short and long term bank facilities.

         In connection with the Second Exchange Offer in the quarter ended March 31, 1995, IFFC recognized an extraordinary gain of $1,106,642 and applied $3,757,590 to Shareholders' Equity. See
"-Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

         IFFC's material commitments for capital expenditures in its restaurant business relate to the restaurants that it is required to open in order to comply with the provisions of the BKC Development Agreement. Pursuant to the BKC Development Agreement, IFFC is required to open and operate 13 restaurants during the five-year initial term. Due to the factors which led to the BKC Litigation,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

IFFC has opened and operates eight of the ten restaurants required to be opened by September 24, 1995. Accordingly, IFFC is in technical default under the BKC Development Agreement. By letter dated June 30, 1995, BKC notified IFFC that, at that time, BKC would not elect to declare IFFC to be in default under the BKC Development Agreement. BKC further stated that such notice was not a waiver of its legal rights under the BKC Development Agreement to, in the future, declare IFFC's failure to develop the requisite number of BKC Restaurants an act of default. IFFC cannot reasonably estimate how long it will take or the amount of money it will need to expend in order to resolve the BKC Litigation. Even if IFFC prevails on certain of the issues disputed in the BKC Litigation, there can be no assurance as to the remedies granted by the courts. Termination of the BKC Development Agreement and/or Franchise Agreements for any reason could have a material adverse effect on the Company. See "Note 5 of Notes to Consolidated Condensed Financial Statements".

         As of March 31, 1996, IFFC had negative working capital of approximately $1,930,777 and Cash and Cash Equivalents of $212,630. Although IFFC believes it has sufficient funds to finance its proposed plan of operations until May 31, 1996, IFFC cannot reasonably estimate how long it will be able to satisfy its cash requirements. Based on current assumptions, IFFC will seek to implement its business plan, utilizing its Cash and Cash Equivalents and cash generated from restaurant operations. Any implementation of IFFC's business plan beyond May 31, 1996 may require resources substantially greater than currently available to IFFC. If plans change, assumptions prove to be inaccurate, or the capital resources available otherwise prove to be insufficient to implement its business plan (as a result of the BKC Litigation or unanticipated expenses, problems or difficulties, or otherwise) prior to May 31, 1996, IFFC would be required to seek additional financing or curtail or cease its activities. After May 31, 1996, if IFFC does not secure additional financing, or generate significant amounts of cash from operations, IFFC will be required to curtail or cease its activities. In an effort to conserve its financial resources, IFFC may close some or all of the Traditional Restaurants. IFFC anticipates that even if it elects to close some or all of the Traditional Restaurants, to the extent it is financially capable, it will continue to prosecute its claims in the BKC Litigation. IFFC has not yet determined whether or not it would be in its best interests to attempt to liquidate the assets associated with the Traditional Restaurants it may elect to close. Except as discussed below, IFFC has no current arrangements with respect to, or sources of, additional financing. There can be no assurance the IFFC will generate sufficient, or any, cash flow from operations in the future or that additional financing will be available on acceptable terms, or at all, to fund future commitments for capital expenditures or Operations.

         Litigation Funding has indicated that it would, under certain circumstances, be willing to provide IFFC additional funds to finance the BKC Litigation. Litigation Funding and IFFC are currently in the process of exploring the different means by which

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

Litigation Funding could provide additional funds to IFFC. Litigation Funding is not currently obligated to provide additional funds to IFFC and there can be no assurances that Litigation Funding and IFFC will ever agree upon the structure and terms of such an investment. The board of directors of IFFC has not yet determined whether or not it would be in IFFC's best interests to secure additional funds from Litigation Funding or any other party.

         Until April 26, 1996 Mitchell Rubinson, IFFC's Chairman of the Board, Chief Executive Officer and President, controlled IFFC through Capital Brands, Inc. Frp, OFFC's inception until April
1996, Capital Brands beneficially owned at least 1,300,000 shares (32.7%) of IFFC's outstanding common stock. In connection with and as a condition of share exchange between Capital Brands, Inc. and certain shareholders of CompScript, Inc., Capital Brands, Inc. exchanged 1,300,000 shares of IFFC common stock for 1,300,000 shares of common stock of Capital Brands, Inc. owned by Mr. and Mrs. Rubinson. Accordingly, as of the date of this report, Mr. and Mrs. Rubinson directly controlled IFFC.

         IFFC believes BKC is required under Polish law to pay certain taxes in connection with its receipt of royalty payments from IFFC. If BKC fails to make the requisite tax payments, IFFC may, under certain circumstances, be required by the Polish government to pay the taxes. IFFC believes it would have an additional legal claim against BKC if IFFC was required to pay such taxes. IFFC estimates that as of the date of this report, BKC may owe the Polish government up to $200,000 of taxes, interest and penalties.

         IFFC currently estimates the cost of opening a Traditional Restaurant to be approximately $450,000 to $1,000,000, including leasehold improvements, furniture, fixtures, equipment, and opening inventories. Such estimates vary depending primarily on the size of a proposed restaurant and the extent of leasehold improvements required. The development of additional restaurants is contingent upon, among other things, IFFC's ability to generate cash from operations and/or securing additional debt or equity financing and the favorable outcome of the BKC Litigation. If cash is unavailable from those sources, IFFC will have to curtail any additional development until additional cash resources are secured.

         To date, IFFC's business operations have been principally financed by proceeds from public offerings of IFFC's equity and debt securities, proceeds from a number of bank credit facilities and proceeds from the sale of certain equity securities of IFFC's formerly wholly-owned subsidiary, proceeds from the Assignment Agreement and credit extended to IFFC by Litigation Counsel.

         In June 1992, IFFC consummated an underwritten initial public offering of 1,495,000 shares of its common stock for an aggregate of $7,475,000, yielding IFFC proceeds of approximately $6,134,000. In December 1992 and January 1993, IFFC consummated an underwritten public offering of an aggregate of $11,400,000 in principal amount of 9% Convertible Subordinated Debentures due 2007 (the "Debentures") for aggregate net proceeds of approximately

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

$9,701,000.

         On January 14, 1994, IFFC proposed to exchange (the "First Exchange Offer") each $1,000 in principal amount of its Debentures validly tendered for one Unit consisting of 160 newly issued shares of its Common Stock and Warrants to purchase 100 shares of its Common Stock at an exercise price of $7.00 per share. Upon completion of the First Exchange Offer on February 11, 1994, $2,908,000 in principal amount of Debentures were tendered and accepted by IFFC for exchange.

         On November 7, 1994, IFFC proposed to exchange (the "Second Exchange Offer") for each $1,000 in principal amount of Debentures validly tendered ten shares of IFFC's Series A 6% Convertible Preferred Stock (the "Preferred Stock"). The Preferred Stock (i) has a liquidation preference value of $100 per share, (ii) is convertible into shares of IFFC's Common Stock at a conversion price of $3.00 per share, and (iii) receives dividends, payable semi-annually on each June 15 and December 15, at the rate of $6.00 per annum, which dividends may, at the option of IFFC, be paid in cash, through the issuance of Common Stock or a combination of cash and Common Stock, and (iv) are redeemable under certain circumstances. Upon completion of IFFC's Second Exchange Offer on January 13, 1995 $5,636,000 in principal amount of Debentures were tendered and accepted by IFFC for exchange. IFFC recognized an extraordinary gain of $1,106,642, the difference between (a) the estimated fair value of the 56,360 shares of Preferred Stock issued ($3,757,590) and (b) the sum of the carrying value of the Debentures and accrued interest, net of unamortized Debenture issuance costs. Since the consummation of the second exchange offer in January 1995, IFFC has had $2,756,000 in principal amount of 9% Subordinated Convertible Debentures due 2007 outstanding.

         On June 15, 1995 and December 15, 1995, rather than expend its cash resources, IFFC paid dividends with respect to its outstanding shares of Preferred Stock by issuing 107,630 and 168,912 additional shares of Common Stock, respectively. These stock dividends had no effect on total stockholders equity as common stock and additional paid in capital were increased and retained earnings were decreased by $142,778 in connection with the first dividend payment and $150,078 in connection with the second dividend payment. As a result of the conversion of an aggregate of 6,470 shares of Preferred Stock, as of May 2, 1996 there were 43,560 shares of Preferred Stock outstanding. IFFC anticipates that at least the next dividend payment with respect to its outstanding shares of Preferred Stock will, to the extent IFFC has sufficient amounts of authorized Common Stock, be paid in Common Stock.

         IFFC maintains substantially all of its unutilized proceeds in three bank accounts. As of March 31, 1996 and May 6, 1996, IFFC had $35,959 and $19,347, respectively, in an account with Northern Trust of Florida, N.A. As of March 31, 1996 and May 6, 1996, IFFC had $617,285 and $500,000, respectively, in an account with AmerBank and substantially all of such funds were held as European Currency Unit denominated deposits. As of March 31, 1996 and May

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

7, 1996, $500,000 of the cash on deposit with Amerbank was restricted and secured outstanding balances of IFFP's Credit Facility with Bank Handlowy. As of March 31, 1996 and May 6, 1996, IFFC had $47,704 and $87,464, respectively, in an operating account with Bank Handlowy.

         In January and February 1996, Capital Brands loaned IFFC an aggregate of approximately $69,000, $64,306 of which is evidenced by a promissory note. The promissory note is payable in full on April 25, 1997. In January 1996, QPQ Corporation, an affiliate of IFFC, advanced IFFC $15,000.

         IFFC has also financed its operations through the use of credit facilities, which credit facilities are described below.

         As of January 28, 1993, IFFC entered into a revolving credit facility with American Bank of Poland S.A. ("AmerBank") totalling 3,000,000,000 zloty, or approximately $123,000 at year end exchange rates. Borrowings under the January 28, 1993 AmerBank credit facility are secured by a guarantee of IFFC and bear interest at a monthly adjusted variable rate approximately equal to AmerBank's prime rate. Borrowings under the January 28, 1993 AmerBank credit facility were repayable as of January 28, 1996. However, On October 30, 1995 and April 12, 1996, the credit facility was amended as follows: (i) the immediately available credit available was decreased to 2,000,000 in zlotys (approximately $81,000 at year end exchange rates), and (ii) repayment of borrowings was deferred until October 30, 1996. Interest is payable in arrears monthly. All the borrowings under the credit facility were repaid in full in April, 1996

         As of February 23, 1994, IFFC terminated a credit facility created on February 12, 1993 and entered into a new $1,000,000 credit facility with AmerBank. The new credit facility was structured as a revolving credit facility through May 31, 1994. During this initial period, draws could be made in minimum increments of $40,000 to purchase, and are secured by, furniture, equipment and related items for restaurants. During the initial period, interest accrued on the outstanding balance at a rate of 12% per annum and was due and payable quarterly. As of July 31, 1994, the outstanding balance under the credit facility became due and payable at a rate of $90,000 plus interest every three months with any principal outstanding as of April 30, 1996 immediately due and payable. On April 12, 1996 AmerBank agreed to amend the credit facility so that the outstanding principal balance became due and payable at a rate of $75,000 plus interest every three months. As of March 31, 1996 and May 6, 1996 approximately $460,000 and $385,000, respectively, was outstanding under the February 23, 1994 AmerBank credit facility.

         On February 16, 1996, IFFP entered into a $300,000 line of credit with AmerBank, the proceeds of which may be used to finance IFFP's business operations. Pursuant to the letter of credit, IFFC can make draws on the letter of credit until June 30, 1996. IFFP is required to make interest payments on the outstanding principal

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

amount of the credit facility at AmerBank's prime rate. IFFP is also obligated to pay AmerBank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable monthly. The outstanding principal balance of the loan's payable on February 1, 1997. The credit facility is secured by: (i) a promissory note of IFFP and (ii) a guarantee of IFFC. As of March 31, 1996 and May 6, 1996, $165,665 and $300,000, respectively, of the credit facility was outstanding.

         On May 30, 1994, IFFC's subsidiary, IFFP, entered into a credit facility with Bank Handlowy Warszawie, S.A. ("Bank Handlowy") in the principal amount of $10,000,000. Borrowings under the Bank Handlowy credit facility could be made until May 31, 1997 and were secured by: (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC; (iii) the fixed assets of IFFP; and (iv) a letter of credit (described below). Borrowings under the Bank Handlowy credit facility were required be repaid in fourteen equal semi-annual installments with the first installment due on November 30, 1997. Interest accrued on the amount outstanding under the credit facility at the London Interbank Offered Rate (LIBOR) for nine month deposits plus 3.875% per annum. The proceeds could be used to finance up to forty percent (40%) of the costs of furnishing and commencing operation of fast food restaurants operated by IFFP. On December 13, 1995, the credit facility with Bank Handlowy was amended. The principal amount of the credit facility was reduced to $1,000,000 and borrowings under the credit facility are required to be repaid on December 16, 1996. Borrowings under the amended credit facility are secured by; (i) amounts on deposit with Bank Handlowy; (ii) an unconditional guarantee of IFFC: (iii) fixed assets of IFFP having a value of $1,250,000: and (iv) a letter of credit. On July 15, 1994 Credit Suisse Miami Agency established an irrevocable standby letter of credit of $500,000 (the "Credit Suisse Letter of Credit") in Bank Handlowy's favor. The Letter of Credit supported borrowings of $1,000,000 under the Bank Handlowy's credit facility. The Letter of Credit is valid until December 30, 1996 and is secured by a letter of credit issued by AmerBank. As of March 31, 1996 and May 6, 1996, $1,000,000 was outstanding under the Bank Handlowy credit facility.

         IFFC has financed its operations in part through the use of proceeds acquired in connection with a private offering of IFFP's equity capital. As of December 14, 1994, Agros Holding S.A., a joint stock corporation which produces agricultural product ("Agros"), acquired a 20% voting and property interest in IFFP pursuant to a subscription agreement (the "Subscription Agreement"), dated November 30, 1994, between IFFC and Agros. Agros purchased the 20% interest from IFFP for the zloty equivalent of $2,000,000.

         On December 28, 1995, IFFC increased its equity interest in IFFP from 80% to 85% by repurchasing from Agros 5% of the outstanding capital stock of IFFP in exchange for a non-interest bearing obligation due in full on December 28, 1996. The

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

difference between the net book value of 5% of the outstanding capital stock of IFFP and the $500,000 purchase price was recognized by IFFC as a $278,198 decrease in additional paid in capital.

         As of January 1, 1995, IFFC and IFFP entered into a five year consulting agreement (the "IFFP Consulting Agreement") pursuant to which IFFC is to provide IFFP consultation and advice with respect to the selection, design and equipping of IFFC's offices and facilities, the maintenance of IFFP's financial records, reporting to IFFP's Board of Directors, the procurement of financing, the performance of cash management functions, the hiring of employees and officers, the strategic planning of IFFC's business and the management of IFFP's business. The IFFC Consulting Agreement automatically renews for an additional year unless terminated by either party. In exchange for its services, IFFC receives from IFFP, on a monthly basis, the greater of (a) 5% of IFFP's Sales for the month, or (b) $50,000 (the "Management Fee"). IFFC receives reimbursement for all out-of-pocket expenses it incurs in connection with the fulfillment of its obligations under the IFFP Consulting Agreement and any tax, duty or fee imposed on the Management Fee.

         Subject to market conditions, IFFC may generate additional capital through the public or private sale of equity in IFFC or IFFP. IFFC believes that its ability to raise additional equity capital may be negatively impacted if its Common Stock ceases to be quoted on the NASDAQ Small-Cap Market. In a letter dated May 7, 1996, the NASDAQ Stock Market advised IFFC that its Common Stock would be delisted effective with the close of business on May 17, 1996. Although IFFC has been granted a formal hearing, there can be no assurance that IFFC will succeed in retaining listing rights for its Common Stock



IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         IFFC's restaurant operations are conducted in Poland. The Polish economy has historically been characterized by extremely high rates of inflation and devaluation of the Polish zloty against the dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved. For the years ended December 31, 1993, 1994 and 1995, the annual in Poland exceeded 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Payment of interest and principal on the Debentures and payment of franchise fees to BKC for each IFFC restaurant opened will be in United States currency. Additionally, IFFC is dependent on foreign sources of supply which require payment in European or United States currencies. Since IFFC's revenues from operations will b e in zlotys, IFFC will be subject to the risk of currency fluctuations. In order to protect its funds against declines in the value of the Polish zloty and to acquire foreign goods imported

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

into Poland, IFFC intends to invest its unutilized funds in United States or Western European currency denominated securities and/or European Currency Units. Thus far, IFFC's revenues have been used to fund restaurant operations and IFFC's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland.

         The accounts of International Fast Food Polska, IFF Polska-Kolmer, IFF-DX Management and IFF Polska i Spolka, subsidiaries of IFFC, are measured using the Polish zloty. Due to Poland's highly inflationary environment, generally accepted accounting principles require IFFC to calculate and recognize on its statement of operations its currency translation gains or losses associated with International Fast Food Polska. For the quarters ended March 31, 1996 and 1995, IFFC had a foreign currency translation losses of approximately $(28,314) and ($21,395), respectively.

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that effect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys. At March 31, 1996, the exchange rate was 25,875 zlotys per dollar.



         C.       QPQ CORPORATION

GENERAL

         QPQ Corporation operates through two wholly-owned subsidiaries, Pizza King Polska ("PKP") and QPQ Medical Centers, Inc. ("QPQ Medical").

         QPQ commenced its planned principal operations through PKP, on April 1, 1994. PKP anticipates that it will incur losses until, at the earliest, it establishes a number of Domino's Stores generating sufficient revenues to offset its operating costs and the costs of its proposed continuing expansion. There can be no assurance that PKP will be able to successfully establish a sufficient number of Domino's Stores to achieve profitable operations. PKP cannot reasonably estimate the length of time before any Domino's Store may generate sufficient revenues to offset its operating costs or the length of time before PKP may generate income, if ever. QPQ's independent auditors have included an explanatory paragraph in their report for the year ended December 31, 1995 stating that QPQ's financial statements have been prepared assuming QPQ will continue as a going concern although QPQ's recurring losses raise substantial doubt about QPQ's ability to do so.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

         QPQ Medical was organized on August 25, 1995. QPQ Medical offers: (1) medically supervised weight loss programs using a protocol which integrates systems and routines of nutrition management, exercise and prescribed medication: and (2) certain other medical services to address the weight loss and non-weight loss related medical problems of its clients. QPQ Medical intends to only offer medical services for which the providing physician has the requisite education and/or experience to proficiently render the medical services. QPQ Medical commenced its planned principal operations in January 1996. QPQ Medical anticipates that it will incur losses until at the earliest, it establishes a number of medical centers generating sufficient revenue to offset its operating costs and the costs of its proposed expansion. There can be no assurance that QPQ Medical will be able to successfully establish a sufficient number of medical centers to achieve profitable operations. QPQ Medical cannot reasonably estimate the length of time before it will generate sufficient revenues to offset its operating costs, if ever.

         Subject to market conditions and its need for funds, QPQ may generate additional capital through the private or public sale of equity in QPQ and may seek to borrow funds, if available, on commercially reasonable terms.

         During the quarter ended March 31, 1996, QPQ incurred a net loss of $713,211 ($.12 per share) compared to a net loss of $491,810 ($.18 per share) for the quarter ended March 31, 1995. QPQ's relative decline in financial performance is primarily attributable to the factors discussed below. Set forth below is a discussion of the results of operations and liquidity and capital resources of QPQ's Restaurant Business and Medical Center Business. General corporate and overhead expenses, which benefit all of QPQ's businesses, have not been allocated to business segments for this analysis and are discussed under "Results of Operations of QPQ/PKP."

RESULTS OF OPERATIONS OF QPQ/PKP

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31,
1995

         During the quarters ended March 31, 1996 and March 31, 1995, QPQ generated Restaurant Revenues of $282,679 and $206,171, respectively, from its three Domino's Stores and the Cafe' Renaissance. Relative to their performance in the quarter ended March 31, 1995, in the quarter ended March 31, 1996 the three Domino's Stores have generally experienced an increase in average quarterly revenues and transactions.

         During the quarter ended March 31, 1996, QPQ incurred $109,638, $79,818, $110,090 and $53,651 of Food and Packaging Expenses, Payroll and Related Costs, Occupancy and Other Operating Expenses and Depreciation and Amortization Expense, respectively.

         Food and Packaging Expenses for the quarters ended March 31,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

1996 and March 31, 1995 were approximately 38.8% and 37.6% of Restaurant Revenues, respectively. The relative increase in Food and Packaging Expenses is primarily attributable to PKP's decision to discount certain food prices and to increase its general food prices at a rate slower than the historical rate of PKP's food cost increases. Food and Packaging Expenses as a percentage of Restaurant Revenues for the quarter ended March 31, 1995 were adversely affected by special promotions and giveaways conducted in connection with the Cafe' Renaissance grand opening in January 1995.

         Payroll and Related Costs as a percentage of Restaurant Revenues for the quarter ended March 31, 1996 and March 31, 1995 were approximately 28.2% and 41.4% respectively. The relative decrease in Payroll and Related Costs as a percentage of Sales is attributable to an increase in the average level of same restaurant revenues and improved labor force scheduling.

         Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues for the quarters ended March 31, 1996 and March 31, 1995 were approximately 38.9% and 65.7%, respectively. The decrease in Occupancy and Other Operating Expenses as a percentage of Restaurant Revenues is primarily attributable to an increase in the average level of same restaurant revenues and the implementation of better cost controls.

         Restaurant Depreciation and Amortization as a percentage of Restaurant Revenues for the quarters ended March 31, 1996 and March 31, 1995 were 18.9% and 27.2% respectively. The decrease in Restaurant Depreciation and Amortization Expense as a percentage of Restaurant Revenues is a function of the increase in QPQ's Restaurant Revenues.

         General and Administrative Expenses for the quarter ended March 31, 1996 and March 31, 1995, totalled $488,317 and $329,462, respectively. For the quarter ended March 31, 1996, General and Administrative Expenses were comprised of executive and office staff salaries and benefits of $71,782, legal and professional fees, office rent, QPQ Medicals advertising expenses, travel, telephone and other corporate expenses of $183,336, which figure includes $83,041 of preopening costs incurred by QPQ Medical: and depreciation and amortization of $19,004. For the quarter ended March 31, 1995. General and Administrative Expenses were comprised of executive and office staff salaries of $156,286, legal and professional fees, office rent, travel, telephone and other general corporate expenses of $142,560, and depreciation and amortization of $30,616.

         QPQ's General and Administrative Expenses for the quarter ended March 31, 1996 are higher than such expenses for the quarter ended March 31, 1995, as a result of, among other things, general and administrative expenses associated with QPQ Medical's recent business commencement and expansion. The increase in General and Administrative Expenses was partly offset by a reduction in executive salaries and a reduction in QPQ's allocation of certain

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

expenses it shares with International Fast Food Corporation.

         Interest and Other Income for the quarter ended March 31, 1996 and March 31, 1995, were $6,087 and $88,985, respectively. The decrease in Interest and Other Income is attributable to a reduction in the funds held for investment by QPQ.

         During the quarter ended March 31, 1996 and March 31, 1995, Interest Expense was $9,185 and $94,850, respectively. The decrease in Interest Expense is due to a decrease in QPQ's borrowings.


LIQUIDITY AND CAPITAL RESOURCES

         A.       QPQ/PKP

         Pursuant to the Domino's Development Agreement, as amended November 13, 1995, QPQ is granted the exclusive right until December 31, 2003 to develop, operate and franchise Domino's Stores in Poland. During the Initial Term of the Domino's Development Agreement, which expires on December 31, 2003, QPQ is required to open and operate, either through affiliates of QPQ ("Affiliated Franchisees") or unrelated third parties ("Non-Affiliated Franchisees"), at least 50 Domino's Stores in accordance with a schedule that obligates QPQ or its Non-Affiliated Franchisees to open three Domino's Stores in 1994, no Domino's Stores in 1995, eight Domino's Stores in 1996 and five, six or seven Domino's Stores for each of the following seven years. Domino's Stores developed and/or operated by Non-Affiliated Franchisees are counted towards QPQ's obligation to open a minimum number of Domino's Stores.

         In compliance with the Domino's Development Agreement, QPQ opened three Domino's Stores in 1994. QPQ is required and, subject to the factors discussed below, intends to open or cause to be opened at least eight additional Domino's Stores prior to December 31, 1996. QPQ has located but has not yet secured sites for its fourth or fifth Domino's Store. Subject to the modification of the Domino's Agreement, if QPQ in fact fails to meet the development schedule described above, QPQ will lose its rights to develop and franchise additional Domino's Stores but will be entitled to act as a master franchisor and franchisee with respect to the franchise agreements granted prior thereto. QPQ does not intend to open additional cafe'-style restaurants at this time.

         As of March 31, 1996, QPQ had negative working capital of $169,089. QPQ's material commitments for capital expenditures relate to the Domino's Stores that QPQ must open to comply with the Domino's Development Agreement. Although to date QPQ has concentrated its efforts on the development of Domino's Stores in Warsaw, Poland, subject to the re-evaluation described below, QPQ intends to focus its future Domino's Store development efforts on other Polish cities. QPQ's decision to expand its development efforts is based on a number of factors including, but not limited

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

to, QPQ's ability to conserve its capital resources by developing additional Domino's Stores outside of Warsaw through Non-Affiliated Franchisees.

         QPQ estimates the cost of opening a Domino's Store to be approximately $125,000 to $500,000, including leasehold improvements, furniture, fixtures and equipment, and opening inventories, but excluding up front payments, lease payments and franchise fees. Such estimates vary depending on the size and condition of a Domino's Store, the amount of customer seating provided and the extent of leasehold improvements required. QPQ estimates that once a space has been leased and made available, approximately 90 days is required to renovate, equip and furnish the store, obtain necessary licenses and approvals and open a Domino's Store.

         QPQ intends to, to the extent possible, finance the operation and expansion of its restaurant system and weight loss center system with the unutilized proceeds of its Private Offering and Public Offering (defined below) credit facilities and cash from operations.

         Any implementation of QPQ's business plan with respect to the operation of its three Domino's Stores and the Cafe' Renaissance (the "QPQ operations Plan") beyond August 1996, may require resources greater than those currently available to QPQ. Except as discussed below, QPQ has no current arrangements with respect to, or sources of, additional financing, and it is not contemplated that QPQ's principal shareholders, will provide any portion of QPQ's future financing requirements. Implementation of the QPQ operations Plan is contingent upon, among other things, QPQ's ability to utilize significantly less of its capital resources financing its restaurants' operations and General and Administrative Expenses than it has to date. There can be no assurance that QPQ will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund QPQ's operations.

         Any implementation of QPQ's business plan with respect to the expansion of its Domino's Store system by franchising Domino's Store to Non-Affiliated Franchisees (the "QPQ Development Plan") beyond August 1996 may require resources greater than those allocated for such purpose or otherwise currently available to QPQ. Successful implementation of QPQ's Development Plan is contingent upon QPQ identifying and engaging Non-Affiliated Franchisees with the financial and other resources capable of developing and opening Domino's Stores in accordance with the development schedule or QPQ securing additional debt or equity financing to permit QPQ to develop the Domino's Stores in accordance with the development schedule. Successful implementation of the QPQ Development Plan is also contingent upon QPQ's ability to economically supervise, provide technical support and distribute food products from QPQ's Commissary to Non-Affiliated Franchisees. QPQ has no experience in identifying, engaging, supervising or providing technical assistance to Non-Affiliated Franchisees. Further, QPQ has no yet

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

identified nor engaged any Non-Affiliated Franchisees which may develop and operate future Domino's Stores. In addition, QPQ has not yet secured any additional Domino's Store sites.

         QPQ's Operations Plans and Development Plans beyond August 1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ cannot accurately predict its Operations Plans and Development Plans beyond August 1996.

         QPQ continues to review the performance and prospects of its pizza operations and is evaluating its current business plan to determine the best possible means of effecting a profitable operation. The alternatives now under consideration include, among other, focusing future development efforts on Domino's traditional takeout and delivery service; selling certain or all of QPQ's existing Domino's Stores and/or the Cafe' Renaissance (collectively, the "Stores") to unrelated third parties and/or affiliates of QPQ; closing certain QPQ's Stores; or entering into management agreements or joint venture agreements with unrelated third parties or affiliates with respect to the operation of certain or all of QPQ's Stores.

         Subject to market conditions and its need for funds, QPQ may generate additional capital through the public or private sale of equity in QPQ.

         The deployment of QPQ's financial, personnel, capital and/or other resources in other businesses or investment opportunities, including QPQ Medical's Weight Loss Centers, may result in a diminution in resources available to execute the QPQ Operations Plan and/or the QPQ Development Plan. See "-B. QPQ Medical Centers, Inc." for more information regarding QPQ Medical's liquidity and capital resources.

         Subject to, among other things, QPQ's future operating results, QPQ's capital resources, QPQ's ability to locate a ready, willing and able buyer (a "Qualified Buyer") for certain or all of the Stores, QPQ's ability to locate a joint venture partner or NonAffiliated Franchisee (a "Qualified Partner"), willing and able to develop and operate its existing or additional Stores and the Board of Directors believes that it may be in the best interests of QPQ to close certain of its Stores. The Board of Directors' belief is based upon, among other things, certain of the Stores operating results with certain of the Stores closed, QPQ's cash position, QPQ's ability to secure additional sources of capital, QPQ's perceived risk adjusted rate of return on additional cash investments in the Domino's Store and/or Cafe' Renaissance businesses versus QPQ's perceived risk adjusted rate of return in alternative investments, QPQ's inability to date to locate a Qualified Buyer for the Store(s) and/or QPQ's Domino's Store development rights on acceptable terms, QPQ's inability to date to locate a Qualified Partner to develop and operate additional Domino's Stores, and QPQ's relationship with Domino's.

         To date, QPQ's business has been principally financed by

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

proceeds from QPQ's public offering of QPQ Common Stock and Warrants, proceeds from a bank credit facility with Northern Trust Bank of Florida ("Northern Trust Bank"), the proceeds from a bank credit facility with American Bank in Poland, S.A. ("American Bank") and proceeds from a private offering of QPQ Common Stock.

         In September 1993, QPQ consummated an underwritten initial public offering (the "Public Offering") of 1,250,000 shares of its common stock and 1,405,660 redeemable Common Stock Purchase Warrants (the "Warrants"), each Warrant entitling the holder thereof to purchase one share of QPQ's Common Stock for $6.60, for aggregate proceeds of approximately $6,012,000, net of underwriting discounts and commissions, expense allowances and other registration costs.

         The unutilized proceeds of the Public Offering were invested through a discretionary management account at Northern Trust Bank of Florida, N.A. ("Northern Trust"). As of March 31, 1996 and May 6, 1996, $66,726 and $67,257,
respectively, of the remaining funds were invested in United States dollar denominated money market funds.

         As of March 30, 1995, QPQ sold (the "Private Offering") 3,400,000 restricted shared of QPQ Common Stock for aggregate proceeds of $850,000. As of May 6, 1996, $ 0 of proceeds from the Private Offering were invested in thirty day dollar denominated certificate of deposits through QPQ's operating account with Northern Trust Bank.

         In January 1994, QPQ's wholly owned subsidiary, PK Polska, obtained a $28,000 line of credit from American Bank, with interest payable on outstanding principal amounts at a rate equivalent to the American Bank's overdraft rate minus 4%, payable monthly on the first day of the month. In September 1994, QPQ guaranteed PK Polska's payment of any and all amounts, not exceeding $28,000, owed to American Bank pursuant to the credit facility. As of March 31, 1996 and May 6, 1996, $19,738 and $10,618, respectively, of the credit facility were outstanding.

         In January 1995, PK Polska obtained a $300,000 line of credit from American Bank with interest payable on outstanding principal amount at a rate of 7.75%. PK Polska is also obligated to pay American Bank a 1% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months. The credit facility are secured by PK Polska deposits with American Bank and a guarantee of QPQ. Borrowings are required to be repaid in full on January 28, 1997. As of March 31, 1996 and May 6, 1996, $300,000 and $300,000, respectively, of the credit facility were outstanding.

         On March 18, 1996, PK Polska obtained a $150,000 line of credit from American Bank. PK Polska is required to make interest payments on the outstanding principal amount of the credit facility at a rate of 10% per annum. PK Polska is also obligated to pay

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

American Bank a 2% per annum commission on the daily average unutilized principal balance of the credit facility. Interest and commission expenses are payable once every three months commencing April 30, 1996. The proceeds of the credit facility may be used to finance up to 50% of the cost of developing Domino's Stores. The credit facility is secured by: (i) a promissory note of PK Polska; (ii) a guarantee of QPQ; and (iii) title to the fixtures and equipment of the Domino's Stores developed with the credit facility proceeds. Draws can be made on the credit facility until October 30, 1996. Commencing October 31, 1996, PK Polska is required to pay American Bank $30,000 once every three months until the outstanding principal balance of the credit facility is repaid. As of March 31, 1996 and May 6, 1996, $0 and $0 of the credit facility were outstanding.

         Based upon QPQ's development plans and projected utilization of cash resources, QPQ believes that it is not, and anticipates that it will not in the next year, be subject to the Investment Company Act of 1940, as amended.

         B.       QPQ MEDICAL CENTERS, INC.

GENERAL

         In August 1995, QPQ entered into the business of developing and operating medical centers ("Medical Centers") which offer medically supervised weight loss programs. In January and April 1996, QPQ Medical opened its first two Medical Centers. QPQ Medical has incurred losses and anticipates that it will continue to incur losses until it establishes a number of Medical Centers generating sufficient resources to offset its operating costs and the costs of its proposed continuing expansion. In light of the uncertainties in connection with the commencement of a new business, QPQ cannot reasonably estimate the length of time before QPQ Medical may achieve profitable operations, if ever.

RESULTS OF OPERATIONS OF QPQ MEDICAL

  THREE MONTHS ENDED MARCH 31, 1996

         QPQ Medical commenced operations at its first Medical Center in January 1996. Accordingly, a comparison of QPQ Medical's results of operations in the quarter ended March 31, 1996 with any other time period are not meaningful.

         During the quarter ended March 31, 1996, QPQ Medical generated Medical Center Revenues of $47,003 from its one open Medical Center. During such period, the average monthly level of Medical Center Revenues steadily increased.

         During the quarter ended March 31, 1996, QPQ Medical incurred $99,771, $89,213 and $11,828 of Payroll and Related Expense, Occupancy and Other Expense and Depreciation and Amortization, respectively. QPQ Medical believes that the foregoing expenses as a percentage of Medical Center Revenues should decline as Medical

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

Center Revenues increase and Medical Centers currently under lease and renovation develop into revenue production centers.

         See QPQ Corporation - Results of Operations" for a discussion of QPQ Medical's general corporate and overhead expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Subject to QPQ's other business commitments, QPQ Medical is required to use its best efforts to develop the Medical Center business concept, the License Agreement does not require QPQ Medical to develop and open Medical Centers pursuant to an established schedule. QPQ Medical's material commitments for capital expenditures relate to the weight loss centers it is in the process of developing and operating. In addition, under the License Agreement, QPQ Medical is required to expend a minimum of $100,000 in start-up funding and a percentage of its annual gross receipts for promotion and marketing the Program.

         QPQ Medical estimates the cost of opening a Medical Center to be approximately $50,000 to $300,000, including leasehold improvements, furniture, fixtures and equipment, but excluding lease payments and license fees. Such estimates vary depending on the size and style of a Medical Center and the extent of leasehold improvements required. QPQ Medical estimates that once a space has been leased and made available, approximately 90 days is required to renovate, equip and furnish the Medical Center, obtain necessary licenses and approvals and open a Medical Center.

         QPQ intends to finance the development and operations of Medical Centers with the unutilized proceeds of QPQ's Private Offering and Public Offering and cash, if any, from Medical Center operations. Any implementation of QPQ Medical's business plan with respect to the operation of its Medical Centers (the "QPQ Medical Operations Plan") beyond August 1996 may require resources greater than those currently available to QPQ Medical. Although QPQ Medical desires to develop additional Medical Centers, any implementation of QPQ Medical's business plan with respect to the expansion of its Medical Center System (the "QPQ Medical Development Plan") beyond August 1996 may require resources greater than those currently available to QPQ Medical. QPQ Medical has no current arrangements with respect to, or sources of, financing. QPQ's Medical's Operation Plans and QPQ Medical's Development Plans beyond August 1996 are contingent upon its operating and development experiences prior thereto. Accordingly, QPQ Medical cannot accurately predict its operations and development plans beyond August 1996.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

         Domino's Store operations are conducted in Poland. The Polish economy has historically been characterized by extremely high rates of inflation and devaluation of the Polish zloty against the United States dollar and European currencies. However, in the year ended December 31, 1995, the rates of inflation and devaluation improved.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

For the years ended December 31, 1993, 1994 and 1995, the annual inflation rate in Poland exceeded 35%, 32% and 21.6%, respectively, and as of December 31, 1993, 1994 and 1995 the exchange rate was 21,344, 24,372 and 24,680 zlotys per dollar, respectively. Franchise fees for each Domino's Store opened are paid in United States currency. Additionally, QPQ is dependant on foreign sources of supply (equipment, paper goods and certain food products) which require payment in European or United States currencies. Since QPQ's revenues from operations are in zlotys, QPQ is subject to the risk of currency fluctuations. QPQ has and intends to maintain substantially all of its unutilized funds in dollar denominated accounts and/or securities. There can be no assurance that QPQ will successfully manage its exposure to currency fluctuations or that such fluctuations will not have a material adverse effect on QPQ.

         Thus far, QPQ's revenues have been used to fund restaurant operations and QPQ's expansion. As a result, such revenues have been relatively insulated from inflationary conditions in Poland. There can be no assurance that inflationary conditions in Poland will not have an adverse effect on QPQ.

         The accounts of PK Polska re measured using the Polish zloty. Due to Poland's highly inflationary environment, generally accepted accounting principles require QPQ to calculate and recognize on its statement of operations its currency translation gains or losses associated with PK Polska. For the quarters ended March 31, 1996 and March 31, 1995, QPQ had a foreign currency translation losses of ($47,469) and ($8,652), respectively.

         The only currency that may be used in Poland is the zloty. The value of the zloty is pegged pursuant to a system based on a basket of currencies, as well as all other economic and political factors that affect the value of currencies generally. As of January 1, 1995, the National Bank of Poland introduced a new currency unit which is named a "zloty" (a "new Zloty"). New zlotys are equivalent to 10,000 old zlotys ("old zlotys"). Old zlotys will remain legal tender until December 31, 1996, after which date they will only be exchangeable at certain banks. All references in this document to zlotys are to old zlotys.


         D.       FAMILY CHICKEN INCORPORATED

GENERAL

         FCI was incorporated in June 3, 1994 to develop and operate fast food chicken dine-in, take-out and/or delivery service outlets ("Chicken Shops"). FCI commenced its principal operations in February 1995. As of the date of this report, FCI operates two Chicken Shops.

         FCI has incurred losses and anticipates that it will continue to incur losses until it establishes a number of Chicken Shops generating sufficient revenues to offset its operating costs and

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

the costs of its proposed continuing expansion. In light of the uncertainties in connection with the commencement of a new business, FCI cannot reasonably estimate the length of time before FCI may achieve profitable operations, if ever.

RESULTS OF OPERATION

QUARTER ENDED MARCH 31, 1996

         FCI commenced operations in February 1995 with the opening of its first Chicken Shop in Hialeah, Florida. FCI opened its second and third Chicken Shops in June 1995 and January 1996. In December 1995, FCI decided it would be in its best interests to close its Hialeah Chicken Shop and focus its efforts and limited financial resources on developing and operating its other Chicken Shops. Due to FCI's commencement of operations in February 1995, comparison of the results of operations for the quarter ended March 31, 1996 and March 31, 1995 is not meaningful and, accordingly, has been omitted from this report.

         For the quarter ended March 31, 1996, FCI generated Sales of $107,833 from its two open Chicken Shops.

         During the quarter ended March 31, 1996, FCI incurred $44,626, $50,805, $39,371 and $20,346 of Food and Packaging Expense, Payroll and Related Costs, Occupancy and Other Operating Expenses and
Depreciation and Amortization.

         Food and Packaging Costs as a percentage of Sales were 41.4% for the quarter ended March 31, 1996. FCI believes its level of Food and Packaging Costs as a percentage of Sales was negatively affected by (i) the costs FCI incurred developing a menu and packaging materials for the Chicken Shop concept, (ii) FCI's initial inability to negotiate material volume discounts with suppliers; and (iii) sales price discounts offered to customers in connection with opening of FCI's first two Chicken Shops.

         Payroll and Related Costs as a percentage of Sales were 47.1% for the quarter ended March 31, 1996. FCI believes its level of Payroll and Related Costs as a percentage of Sales was negatively affected by the costs FCI incurred developing food preparation systems, developing operations manuals and training employees at the Chicken Shops.

         Occupancy and Other Operating Expenses as a percentage of Sales were 36.5% for the quarter ended March 31, 1996

         Depreciation and Amortization as a percentage of Sales was 18.9% for the quarter ended March 31, 1996.

         During the quarter ended March 31, 1996, FCI incurred General and Administrative Expense of $65,634, which included executive and office staff salaries ($44,554); legal and professional fees, office rent, travel, telephone and other corporate expenses ($19,739), including depreciation and amortization ($1,343).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

         FCI's material commitments for capital expenditures relate to the Chicken Shops it is required to open in order to comply with the provisions of the Master Franchise Agreement. Pursuant to the Master Franchise Agreement, FCI is required to use its best efforts to fully develop the business potential of the Chicken Shops throughout the United States.

         FCI currently estimates the cost of developing a Chicken Shop to be approximately $100,000 to $150,000, including leasehold improvements, furniture, fixtures and equipment. Such estimates vary depending primarily on the size of the proposed Chicken Shop and the extent of leasehold improvements required. The development of additional Chicken Shops is contingent upon, among other things, FCI's ability to generate cash from operations and/or securing additional debt or equity financing. If cash is unavailable from those sources, FCI will have to curtail any additional development until additional cash resources are secured.

         Prior to FCI's acquisition by Capital Brands, FCI's operations were financed primarily from capital contributions and loans by or from Mr. Rubinson and his affiliates ($30,000), by loans from Capital Brands ($295,000) and loans from Marilyn Rubinson ($210,000). In December 1995, Capital Brands repaid the outstanding principal balance of FCI's loans from Mr. Rubinson, Mr. Rubinson's affiliates and Marilyn Rubinson. As of December 31, 1995, FCI owed $12,410 and $20,504 of interest to Mr. Rubinson and his affiliates and Marilyn Rubinson. Capital Brands' loans to FCI were converted into equity contributions in December 1995. Since the Acquisition, FCI's development and operation of Chicken Shops has been financed by equity contributions by Capital Brands aggregating $1,163,531 as of March 31, 1996. FCI has been dependent upon Capital Brands' ability to provide the funds necessary to develop and operate FCI's business.

         Any implementation of FCI's business plan with respect to the operation of its two Chicken Shops (the "FCI Operations Plan") beyond March 31, 1996 may require resources greater than currently available to FCI or Capital Brands. Except for Capital Brand's capital resources, FCI has no arrangements with respect to, or sources of, additional financing. Implementation of the FCI operations Plan is contingent upon, among other things, FCI's ability to utilize significantly less of its capital resources financing its Chicken Shop operations and general and administrative expenses than it has to date. There can be no assurance that FCI will generate any cash flow from operations in the future, or that additional financing will be available on acceptable terms, or at all, to fund FCI's operations.

         The expansion of FCI's Chicken Shop System is dependent upon FCI's receipt of additional financing. Capital Brands does not intend to provide FCI funds to finance the development of additional Chicken Shops.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION,
CONTINUED

         There can be no assurance that Capital Brands will ever recoup its investments in FCI. Capital Brands is subject to the risk that FCI will not have sufficient capital to sustain its operations. FCI does not intend to develop additional Chicken Shops until it has secured additional funds.

         FCI has recently commenced operations and is subject to all the risks attendant upon establishing a new untested business concept. Although Capital Brands has, through its minority owned subsidiaries IFFC and QPQ, experience developing fast food concepts, neither Capital Brands nor Integrated Equities has any experience developing or operating Chicken Shops or any operations in the United States. FCI is still in the process of developing the FCI System. FCI believes that the currently open Chicken Shops and the Chicken Shops FCI may open in the future, if any, face or will face significant competition from competing fast food concepts, a number of which have proven to be highly successful in other areas of Dade County and Southern Florida.

         Capital Brands and FCI are also subject to the risk that certain conflicts of interest may arise in the future between them and Mr. Rubinson and/or certain of his relatives and affiliates. For instance, Integrated Equities may seek to recover sums of money or demand performance of services owed to it pursuant to the Master Franchise Agreement at a time when FCI is unable to pay or perform, respectively. There can be no assurances that such conflicts will be resolved in a manner favorable to Capital Brands or FCI.

         FCI has entered into an employment agreement with one of its executives for the supervision of the operating Chicken Shops. This agreement expires on March 31, 1998 but is cancelable upon notice. The agreement provides, among other things, for vacation and insurance benefits, as well as stock option grants. The employee is not to engage in the operation of a restaurant in the nature of a take-out, delivery, rotisserie chicken restaurant for a one year period after the expiration of this agreement or the termination of his employment.

         E.       INTERNATIONAL HOTEL CORPORATION
         Pursuant to the Holiday Inn Development Agreement, IHC had the exclusive right to develop Express Hotels in Poland for the term of the Holiday Inn Development Agreement, which expires on July 31, 1999. In exchange for the development rights, IHC paid Bass International Holdings N.V., a Dutch Company ("BIH") an aggregate of $300,000. Of the $300,000, IHC believes $100,000 represented the amount paid to acquire the now expired exclusive development rights and $200,000 represented a deposit which could be applied against future franchise fees, including franchise applications submitted after the end of the exclusivity period.

         IHC has not developed an Express Hotel. IHC has repeatedly requested BIH to extend IHC's deadline for opening its first Express Hotel. BIH has not been willing to agree to a meaningful extension of this deadline. IHC has requested that the parties mutually terminate the Holiday Inn Development Agreement and that

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, CONTINUED BIH refund the $200,000 in prepaid franchise fees. BIH has not formally responded to IHC's request. IHC is considering filing legal action against BIH to protect its rights under the Holiday Inn Development Agreement.

         Capital Brands has guaranteed all of IHC's obligations to make payment under the Holiday Inn Development Agreement; however, Capital Brands has not guaranteed that IHC will actually construct and operate Express Hotels in Poland.

         In the year ended December 31, 1995 Capital Brands incurred a $274,003 expense associated with the writedown of the Holiday Inn Development Agreement.

                           PART II. OTHER INFORMATION


         (a)      Not applicable.

         (b)      8-K's,

                  (i)   8-K dated January 2, 1996, Item 5:  Other Events.

                  (ii) 8-K dated February 26, 1996, Item 7: Financial Statements; Consolidated Balance Sheet as of December 31, 1995; Consolidated Statement of Operations for the year ended December 31, 1995; Consolidated Balance Sheet as of January 31, 1996; Consolidated Statement of Operations for the month ended January 31, 1996 and Consolidated Statement of Shareholder Equity.

                  (iii) 8-K dated February 29, 1996, Item 5:  Other Events.

                  (iv) 8-K dated March 6, 1996, Item 7: Financial Statements; Consolidated Schedule of Assets and Liabilities as of
January 31, 1996.

                                    SIGNATURE


         In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CAPITAL BRANDS, INC.


                            By:      /S/ BRIAN A. KAHAN
                                     Brian A. Kahan, Chief Executive
                                     Officer


                            By:      /S/ GARY SPLAIN
                                     Gary Splain, Controller, Principal
                                     Financial Officer

DATED:  May 17, 1996