Form 10QSB
period 1996-06-30
CAPITAL BRANDS INC
filed 1996-08-16
CIK 862147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

                         Commission File Number: 0-20594

                                COMPSCRIPT, INC.
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,525,832 Common Stock, par value $.0001 as of August 8, 1996.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
PART I.  FINANCIAL INFORMATION

      ITEM. 1            Financial Statements (Unaudited)

                         Consolidated Condensed Balance Sheets as
                         of June 30, 1996 and December 31, 1995              2

                         Consolidated Condensed Statements of
                         Operations for the Six Months Ended June
                         30, 1996 and 1995                                   3

                         Consolidated Condensed Statement of
                         Shareholders Equity for the Six Months
                         Ended June 30, 1996                                 4

                         Consolidated Condensed Statements of Cash
                         Flows for the Six Months Ended June 30,
                         1996 and 1995                                       5

                         Notes to Consolidated Condensed Financial
                         Statements                                         6-10

      ITEM. 2            Management's Discussion and Analysis or
                         Plan of Operation                                 11-13

PART II.  OTHER INFORMATION

      ITEM. 6            Exhibits & Reports on Form 8-K

SIGNATURES

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)
                                                    JUNE 30,     DECEMBER 31,
ASSETS                                                1996           1995
                                                  -----------    -----------
CURRENT ASSETS:
    Cash and cash equivalents                     $ 1,291,037    $   264,591
    Accounts receivable (net of
        allowances of $34,155 and
        $79,888 at June 30, 1996 and
        December 31, 1995, respectively)            2,256,090      2,070,371
    Inventory                                         654,339        549,914
    Prepaid and other receivables                      88,963         61,650
    Marketable securities, available for sale       1,125,000           --
                                                  -----------    -----------
        Total Current Assets                        5,415,429      2,946,526
                                                  -----------    -----------
Property and equipment, net                           965,247      1,046,293

Other assets                                          255,475        232,222
                                                  -----------    -----------
           Total Assets                           $ 6,636,151    $ 4,225,041
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                              $   724,350    $   681,142
    Accrued salaries and benefits                     126,013        151,540
    Accrued expenses                                   41,973        210,228
    Accrued pharmaceuticals dispensed by
        third parties                                  52,146         63,701
    Leases payable                                     60,710         69,340
    Line of credit                                    200,000        204,747
    Notes payable                                      39,857         20,351
                                                  -----------    -----------
Total Current Liabilities                           1,245,049      1,401,049
                                                  -----------    -----------
Long-term debt:
    Leases payable                                     32,449         49,198
    Notes payable                                      86,856         14,661
                                                  -----------    -----------
Total long-term debt                                  119,305         63,859
                                                  -----------    -----------
Total liabilities                                   1,364,354      1,464,908
                                                  -----------    -----------
MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY                                        218,064           --
                                                  -----------    -----------
SHAREHOLDERS' EQUITY:
    Common Stock, $.0001 par value in
        1996, no par value in 1995,
        50,000,000 and 10,000,000 shares
        authorized; 10,367,082 and 2,706,190
        shares issued and outstanding in
        1996 and 1995, respectively                     1,037      5,499,220
    Additional Paid in Capital                      7,396,064         27,433
    Accumulated Deficit                            (2,343,368)    (2,766,520)
                                                  -----------    -----------
Total Shareholders' Equity                          5,053,733      2,760,133
                                                  -----------    -----------
Total Liabilities and
    Shareholders' Equity                          $ 6,636,151    $ 4,225,041
                                                  ===========    ===========

                             See Accompanying Notes

                       COMPSCRIPT, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                           JUNE 30,                      JUNE 30,
                                  --------------------------    --------------------------
                                      1996           1995           1996           1995
                                  -----------    -----------    -----------    -----------
SALES                             $ 3,954,802    $ 2,856,169    $ 7,636,645    $ 6,132,272

COST OF SALES                       1,953,622      1,434,765      3,819,348      3,158,054
                                  -----------    -----------    -----------    -----------
GROSS PROFIT                        2,001,180      1,421,404      3,817,297      2,974,218
                                  -----------    -----------    -----------    -----------
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           1,599,908      1,332,490      3,390,465      2,901,063
                                  -----------    -----------    -----------    -----------
OPERATING INCOME                      401,272         88,914        426,832         73,155

OTHER:
  Interest and other income             2,648          3,429         18,848         10,246
  Interest expense                    (27,226)       (13,766)       (37,931)       (33,833)
                                  -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES
  AND MINORITY INTEREST               376,694         78,577        407,749         49,568

PROVISION FOR INCOME TAXES             55,086        105,607         90,848         66,619

MINORITY INTEREST IN
  NET LOSS OF SUBSIDIARY                4,564           --            4,564           --
                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS)                 $   326,172    $   (27,030)   $   321,465    $   (17,051)
                                  ===========    ===========    ===========    ===========
NET INCOME (LOSS) PER SHARE       $       .04    $      (.01)   $       .06    $      (.01)
                                  ===========    ===========    ===========    ===========
WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  USED IN COMPUTATION OF
  PER SHARE DATA                    8,052,165      2,210,770      5,758,759      2,210,770
                                  ===========    ===========    ===========    ===========
PRO FORMA DATA:
  Historical income before
     income taxes                 $   376,694    $    78,577    $   407,749    $    49,568
  Pro-forma income tax
     expense                          141,260         47,977        152,906         55,610
  Minority interest                     4,564           --            4,564           --
                                  -----------    -----------    -----------    -----------
  Pro-forma net income            $   239,998    $    30,600    $   259,407    $    (6,042)
                                  ===========    ===========    ===========    ===========
  Pro-forma net income per
     share                        $       .03    $       .01    $       .05    $      (.00)
                                  ===========    ===========    ===========    ===========
  Pro-forma weighted average
     shares outstanding             8,052,165      2,210,770      5,758,759      2,210,770
                                  ===========    ===========    ===========    ===========

                             See Accompanying Notes

                        COMPSCRIPT, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

                                           COMMON STOCK           ADDITIONAL
                                     ------------------------      PAID IN      ACCUMULATED
                                      SHARES         AMOUNT        CAPITAL        DEFICIT         TOTAL
                                     ---------    -----------    -----------    -----------    -----------
Balances, December 31, 1995          2,706,190    $ 5,499,220    $    27,433    $(2,766,520)   $ 2,760,133

Capital Brands Transaction:

   Acquisition of existing
       common shares net of
       costs of $891,836             1,806,750            181      1,589,233           --        1,589,414

   Issuance of Common stock          7,394,982            739      5,498,414           --        5,499,153

   Receipt of CompScript-Boca
       Common stock                 (2,039,840)    (5,499,153)      (222,628)          --       (5,721,781)

Transfer of Delta Pharmacy
   Services, Inc. deficit
   to additional paid in
   capital upon conversion
   from an S corporation to
   a C corporation                        --             --         (101,687)       101,687           --

Shares issued upon exercise
   of warrants                          24,000              2        130,347           --          130,349

Shares issued upon
   exercise of stock options           475,000             48        474,952           --          475,000

Net income for the period                                                           321,465        321,465
                                   -----------    -----------    -----------    -----------    -----------
Balances, June 30, 1996             10,367,082    $     1,037    $ 7,396,064    $(2,343,368)   $ 5,053,733
                                   ===========    ===========    ===========    ===========    ===========

                             See Accompanying Notes

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           SIX MONTHS    SIX MONTHS
                                                             ENDED         ENDED
                                                            JUNE 30,      JUNE 30,
                                                              1996          1995
                                                           ----------    ----------
OPERATING ACTIVITIES:
  Net income (loss)                                        $  321,465    $ (17,051)
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                         135,862      206,875
        Provision for doubtful accounts                       122,275      121,949
        Minority Interest                                      (4,564)        --
        Changes in assets and liabilities,
          net of business acquisition:
             Accounts receivable                             (307,994)       5,297
             Inventory                                       (104,425)     (26,096)
             Prepaid and other receivables                     (2,313)    (107,640)
             Other assets                                     (26,482)      20,264
             Accounts payable and accrued expenses           (162,129)     110,765
                                                          -----------    ---------
  Net cash provided by (used in) operating
     activities                                               (28,305)     314,363
                                                          -----------    ---------
INVESTING ACTIVITIES:
  Purchases of property and equipment                         (51,587)     (96,797)
  Net cash acquired in business acquisition                   439,414         --
                                                          -----------    ---------
  Net cash provided by (used in) investing activities         387,827      (96,797)
                                                          -----------    ---------
FINANCING ACTIVITIES:
  Proceeds from lines of credit                               400,000         --
  Repayment of lines of credit                               (294,021)     (71,428)
  Proceeds from exercise of stock options
     and warrants                                             605,349         --
  Repayment of notes and leases payable                       (44,404)    (115,838)
                                                          -----------    ---------
  Net cash (used) provided by financing
     activities                                               666,924     (187,266)
                                                          -----------    ---------
  Net increase in cash and cash equivalents                 1,026,446       30,300
  Cash and cash equivalents at beginning
     of period                                                264,591      385,357
                                                          -----------    ---------
  Cash and cash equivalents at end of period              $ 1,291,037    $ 415,657
                                                          ===========    =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                              $    52,991    $ 183,404
                                                          ===========    =========
  Cash paid for interest                                  $    27,645    $  28,504
                                                          ===========    =========


                             See Accompanying Notes

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1. THE COMPANY

         As a result of the completion of the transactions described in the following paragraphs, the Company is now principally engaged in the business of providing comprehensive pharmacy management services.

         On April 26, 1996, CompScript, Inc. (formerly Capital Brands) (the "Company") acquired approximately 93% of the outstanding Common stock of CompScript-Boca, Inc. (formerly CompScript, Inc.) ("CompScript-Boca"), a privately-held provider of pharmacy management services by merger of the Company into CompScript-Boca in exchange for issuance of 7,394,982 shares of the Company's Common stock. As a result of this transaction, CompScript-Boca shareholders became the owners of approximately 80% of the Company's then outstanding Common stock and assumed 100% Control of the Company's Board of Directors. Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition. After completion of the transaction, the Company became the owner of approximately 93% of the outstanding common stock of CompScript-Boca and accordingly, recorded a minority interest in the acquired subsidiary of $222,628, representing 7% of the net assets of the acquired subsidiary on the date of acquisition.

         The purchase price of the Company by CompScript-Boca of approximately $3,041,836 was comprised of the 1,806,750 shares deemed to have been issued and acquisition costs. The purchase price was allocated to the estimated fair value of assets acquired of $2,150,000, and the acquisition costs of $891,836 were charged against paid in capital since the Company had insignificant operations at the date of the reverse acquisition.

         The following unaudited pro-forma summary combines the consolidated results of operations of the Company and CompScript-Boca as if the reverse acquisition had occurred at January 1, 1995, after giving effect to such transaction, the write-off of $3.6 million of CompScript-Boca's goodwill effective as of December 31, 1995, and the acquisition of Delta Pharmacy Services, Inc. on May 31, 1996, which was accounted for as a pooling of interests. The unaudited pro forma summary is not necessarily indicative of either the results of operations that would have occurred had the consolidation been made during the periods presented, or of future results of operations of the consolidated companies.

                                         SIX MONTHS ENDED JUNE 30,
                                     --------------------------------
                                       1996                  1995
                                     -----------          -----------
                                     (Unaudited)          (Unaudited)

Pro forma net sales                  $ 7,636,645          $ 6,132,272
                                     ===========          ===========
Pro forma net income (loss)          $   321,465          $   (17,051)
                                     ===========          ===========
Pro forma net income (loss)
  per share                          $       .03          $      (.00)
                                     ===========          ===========

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)
                                   (UNAUDITED)

         On May 31, 1996, the Company acquired 100% of the outstanding common stock of Delta Pharmacy Services, Inc. ("Delta") in exchange for issuance of 666,350 shares of the Company's common stock. The acquisition has been accounted for as a pooling of interests and the accompanying financial statements, and the pro-forma summary presented above for all periods presented have been restated to reflect the combination. Condensed results of the individual companies for all periods presented are as follows:

                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                  JUNE 30,                                JUNE 30,
                                       ------------------------------          ------------------------------
                                          1996                1995                1996                1995
                                       ----------          ----------          ----------          ----------
Total Revenues:
     CompScript                        $3,240,801          $2,459,723          $6,209,995          $5,173,569
     Delta                                714,001             396,446           1,426,650             958,703
                                        ---------           ---------           ---------           ---------
         Combined                      $3,954,802          $2,856,169          $7,636,645          $6,132,272
                                        =========           =========           =========           =========

Net Income (Loss):
     CompScript                        $   96,373          $  163,223          $  111,918          $   45,800
     Delta                                229,799            (136,193)            209,547             (28,749)
                                        ---------           ---------           ---------           ---------
         Combined                      $  326,172          $  (27,030)         $  321,465          $  (17,051)
                                        =========           =========           =========           =========

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements included the accounts of the Company and all of its subsidiaries, which are majority-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated condensed financial statements as of June 30, 1996 and 1995 are unaudited. The consolidated condensed balance sheet as of December 31, 1995 was derived from the December 31, 1995 unaudited balance sheet included in the Company's Form 8-K filed on July 2, 1996, in connection with the reverse acquisition described in Note 1. Such balance sheet was restated to reflect the May 31, 1996 acquisition of Delta which was accounted for as a pooling of interests. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)
                                   (UNAUDITED)

include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods presented.

         In connection with the reverse acquisition described in Note 1, the Company has elected to change the year end of the accounting acquiror, CompScript-Boca to December 31, to conform to the Company's year end. The Company intends to file a transition report on Form 10-KSB, covering the transition period.

         Results for the six month period ended June 30, 1996 are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

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

FASB STATEMENT NO. 123

         In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation." The new standard, which is effective for the Company's financial statements for its 1996 fiscal year, encourages companies to use the fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to FASB Statement No. 123, companies are also permitted to continue to account for employee stock-based transactions under Accounting Principles Board
(APB) Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

         The Company has not yet determined if it will elect to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method, nor has it determined the effect the new standard will have on its operating results and per share results should it elect to make such a change.

NET INCOME (LOSS) PER SHARE

         Net income (loss) per share for three and six month periods ended June 30, 1996 and 1995, have been calculated based upon the weighted average number of common shares outstanding after giving effect to the dilutive effect of outstanding options and warrants during the periods.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)
                                   (UNAUDITED)

         The pro forma net income (loss) per share data has been calculated after giving effect to the income tax matters discussed more fully in Note 3.

         All weighted average shares outstanding have been adjusted to reflect the 666,350 shares of common stock issued in the acquisition of Delta.

3.  INCOME TAXES:

         The income tax provisions for the three and six month periods ended June 30, 1996 and 1995, have been calculated by applying the Company's estimated effective tax rate for the years 1996 and 1995 after giving effect to the matters described in the following paragraphs. The effective tax rates were calculated assuming the use of a calendar year for tax reporting purposes.

         For the three and six month periods ended June 30, 1995 the relationship of the provision for income taxes to pre-tax income reflects the non-deductibility of goodwill amortization of $49,362 and $98,725, respectively, and the non-deductibility of Subchapter S losses of Delta of $136,193 and $28,749, respectively.

         For the three and six month periods ended June 30, 1996, the relationship of the provision for income taxes to pre-tax income reflects the exclusion of the Subchapter S earnings of Delta from the tax provision computation from the beginning of the periods to the date of acquisition. Concurrent with the acquisition of Delta on May 31, 1996, Delta converted to C corporation status and its earnings from that date until June 30, 1996 were included in the tax provision computation.

4.  SHAREHOLDERS' EQUITY:

         At June 30, 1996, the Company had reserved the following shares of Common Stock for issuance pursuant to outstanding warrants and options:

                  Class A Warrants, exercisable
                      at $4.40 per share through
                      December 31, 1996                        37,075

                  Class B Warrants, exercisable
                      at $5.43 per share through
                      December 31, 1996                       193,550

                  Options, exercisable at $1.00
                      per share through January
                      12, 1999                                150,000

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (CONTINUED)
                                   (UNAUDITED)

                  Options, exercisable at $6.00
                      to $10.00 per share through
                      January 12, 1999                        300,000

                  Stock option plan                           900,000
                                                            ---------
                      Total                                 1,580,625
                                                            =========

         During the quarter ended June 30, 1996, the Company issued 24,000 shares of Common Stock upon the exercise of 12,000 Class B Warrants and received cash of $130,349. In addition, the Company issued 475,000 shares of Common Stock upon the exercise of 475,000 options at $1.00 per share, and received cash of $475,000.

         Subsequent to June 30, 1996, the Company issued 8,750 shares of Common Stock upon the exercise of 4,375 Class B Warrants and received cash of $47,523.

         In August 1996, the Company issued 150,000 shares of Common Stock upon the exercise of 150,000 options and received cash proceeds of $150,000.

5.       SUBSEQUENT EVENTS:

         On July 26, 1996, the Company agreed to sell its 1,125,000 shares of Common Stock of QPQ Corporation("QPQ") to a major shareholder of QPQ in exchange for a non-recourse promissory note in the original principal amount of $1,125,000, payable in full, including accrued interest on July 26, 1997. The note may be paid in whole or part at any time during its term without penalty. The 1,125,000 shares will serve as collateral for the note subject to release upon payment of the principal amount or portions thereof.

         The Company is presently involved in negotiations with the shareholders of SECURx, Inc. to acquire 100% of the outstanding Common stock of SECURx. SECURx, is in the business of selling and distributing prescription drugs to the general public through corporate sponsored benefit plans of employers located in the northeastern U.S.

ITEM 2            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION

GENERAL

         As a result of the Company's (formerly Capital Brands, Inc.) recent share exchange agreement with CompScript-Boca (formerly CompScript, Inc.) which closed on April 26, 1996 where shareholders of CompScript-Boca exchanged approximately 93% of the outstanding Common stock of CompScript-Boca for approximately 80% of the outstanding Common shares of the Company, the Company is now principally engaged in the business of providing comprehensive pharmacy management services as more fully described below. In connection with the share exchange agreement, the Company divested itself of its 100% equity interest in Family Chicken, Inc., International Fast Food Corporation and International Hotel Corporation. As of June 30, 1996, the Company maintained ownership of 1,125,000 shares of Common stock of QPQ Corporation which constituted 15.6% of QPQ's outstanding shares on such date.

         In connection with the expansion of its pharmacy management business on May 31, 1996, the Company acquired 100% of the Common stock of Delta Pharmacy Services, Inc. ("Delta") in exchange for issuance of 666,350 shares of the Company's Common stock. The acquisition has been accounted for as a pooling of interests and all data included in the following discussions has been restated to reflect the combination of Delta for all periods presented.

         As a result of the completion of the transactions described above the Company is a comprehensive provider of pharmacy management services equipped to both lower costs and improve the quality of care. The company offers a broad range of pharmacy, infusion therapy, consulting services, mail order, and pharmacy benefit claim administration to managed care networks, long-term and sub-acute care facilities, home health patients, and recipients of managed care. The Company's proprietary pharmacy management capabilities combine sophisticated clinical tools with the latest technologies in data bases and drug profiles. The Company's network of participating retail pharmacies, along with its electronic on-line adjudication system and a mail service dispensing facility, allow the Company to offer a fully integrated pharmacy benefit management program.

         On July 26, 1996, the Company agreed to sell its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") to a major shareholder of QPQ in exchange for a non-recourse promissory note in the original principal amount of $1,125,000, payable in full, including interest on July 26, 1997. The note may be paid in whole or in part at any time during its term without penalty. The 1,125,000 shares will serve as collateral for the note subject to release upon payment of the principal amount or portions thereof.

         The Company is presently involved in negotiations with the shareholders of SECURx, Inc. to acquire 100% of the outstanding Common stock of SECURx. SECURx, is in the business of selling and distributing prescription drugs to the general public through corporate sponsored benefit plans of employers located in the northeastern U.S.

SIX MONTHS ENDED JUNE 30, 1996 VS. JUNE 30, 1995

RESULTS OF OPERATIONS:

         During the three and six month periods ended June 30, 1996 and 1995, the Company reported net income (loss) of $326,172, $321,465, $(27,030) and $(17,051) and reported net income (loss) per share of $.04, $.06, $(.01) and $(.01), respectively.

         Revenues for the three months ended June 30, 1996 increased 38.5% to $3,954,802, from $2,856,169 for the three months ended June 30, 1995. For the six months ended June 30, 1996 and 1995, revenues increased 24.5% to $7,636,645 from $6,132,272.

         The increase in quarter and year to date revenues over comparable prior year periods is primarily attributed to the Company's steady internal growth resulting primarily from marketing efforts to new and existing clients.

         The Company's operations continued to produce internal growth through marketing efforts to new and existing clients, and the growth and integration of new and existing products and services.

         Cost of sales for the three months ended June 30,1996 increased 36.2% to $1,953,622 from $1,434,675. For the six months ended June 30, 1996, cost of sales increased 20.9% to $3,819,348 from $3,158,054.

         The increase in the quarter and year to date cost of sales over comparable prior year periods is attributed to the additional costs associated with the increase in sales described above.

         Selling general and administrative expenses as a percentage of sales for the three month periods ended June 30, 1996 and 1995 were 40.5% and 46.7% and for the six month periods ended June 30, 1996 and 1995 were 44.4% and 47.3%. The percentage decreases in the comparative three and six month periods are primarily attributable to the increase in sales for such periods as well as the continued efforts to leverage corporate overhead over a larger revenue base. Selling, general and administrative expenses for the three and six month periods ended June 30, 1996 and 1995, include $299,264, $611,525, $71,559 and $313,222, respectively relating to the operations of the Company's pharmacy benefits management division.

         Interest and other income in all periods presented consists of interest earned on temporary cash investments and has fluctuated from period to period depending upon the amount of excess cash available for investment.

         Interest expense in the three and six month periods ended June 30, 1996 and 1995 increased by $13,500 and $4,098, respectively due to higher levels of borrowings during 1996 as compared to 1995.

LIQUIDITY AND CAPITAL RESOURCES:

         At June 30, 1996, the Company had working capital of $4,170,380 and cash and cash equivalents of $1,291,037.

         Net cash used in operating activities for the six months ended June 30, 1996 was $28,305 compared to net cash provided by operating activities in the six months ended June 30, 1995 of $314,363. The increase in cash used in operating activities in the 1996 period of $342,668 results primarily from larger levels of accounts receivable and inventory relating to increased sales along with reductions in trade liabilities relating to the timing of payment of vendor payables.

         Net cash provided by investment activities for the period ended June 30, 1996 consisted of $439,414 of net cash acquired in connection with the reverse merger, net of purchases of property and equipment of $51,587, which decreased by $45,210 when compared with the six months ended June 30, 1995.

         Net cash provided by financing activities for the six months ended June 30, 1996 was $666,924 as compared to net cash used in financing activities of $187,266. During the six months ended June 30, 1996, the Company received proceeds from borrowings under its line of credit of $400,000 and received proceeds from the exercise of outstanding options and warrants of $605,459. Repayments of outstanding credit obligations for the six months ended June 30, 1996 were $338,425 as compared to $187,266 for the six month period ended June 30, 1995. The increase during the June 30, 1996 period is attributable to higher repayment levels on the line of credit due to higher levels of short term borrowings in 1996 compared to 1995. Repayments of leases and other indebtedness decreased due to final payment in late 1995 and early 1996 of certain obligations.

         The Company believes that its cash and available sources of capital through exercise of outstanding options and warrants as well as the availability of borrowings under its line of credit are sufficient to meet its normal operating requirements through June 30, 1997.

PART II.  OTHER INFORMATION

         (a)      Not applicable.

         (b)      8-K's,

                  (i) 8-K dated May 10, 1996 concerning execution of Share Exchange Agreement and eight for one reverse stock split.

                  (ii) 8-K dated June 14, 1996 concerning execution of Share Exchange Agreement and changes in the Company's accountant.

                  (iii)8-K/A dated June 24, 1996 concerning Exhibit C (Share Exchange Agreement) and Exhibit D (Accountant's Consent).

                                    SIGNATURE

         In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CompScript, Inc.

                                  By:      /S/ BRIAN A. KAHAN

                                          -------------------------------------
                                          Brian A. Kahan, Chief Executive
                                           Officer

                                  By:      /S/ GARY SPLAIN

                                          -------------------------------------
                                          Gary Splain, Controller, Principal
                                           Financial Officer

DATED:  August 16, 1996