Form 10KSB40
period 1995-12-31
COMSCRIPTS INC
filed 1996-10-11
CIK 862147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ]           ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[x]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from September 30, 1995 to December 31, 1995

                         Commission file number 0-20594

                                COMPSCRIPT, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        FLORIDA                                                   65-0506539
-------------------------------                             -------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                           1225 BROKEN SOUND PARKWAY
                           BOCA RATON, FLORIDA 33481
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (407) 994-8585
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

                             Name of Each Exchange
TITLE OF EACH CLASS                                    ON WHICH REGISTERED
-------------------                                    -------------------
     NONE                                                      NONE

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

                    CLASS "A" COMMON STOCK PURCHASE WARRANTS
                    ----------------------------------------
                                (Title of Class)

                    CLASS "B" COMMON STOCK PURCHASE WARRANTS
                    ----------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes [x] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State registrant's revenues for the three months ended December 31, 1995:
$2,903,723

State the aggregate market value of the voting stock held by non-affiliates of the registrant on September 30, 1996, computed by reference to the closing bid price of the Compscript, Inc. Common Stock as reported by THE WALL STREET JOURNAL on that date: $31,753,712.50

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of September 30, 1996, was 10,708,913.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None.

                                     PART 1

                                  THE COMPANY

Item 1.  DESCRIPTION OF BUSINESS

Information included or incorporated by reference in this Transition Report on Form 10-KSB, and information that may be contained in other filings by the Company with the Securities and Exchange Commission and releases issued or statements made by the Company, contain or may contain forward- looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those projected or suggested in the forward-looking statements. Factors that might cause such a difference to occur include, but are not limited to, heightened competition, including specifically increased price competition in the pharmacy benefit management market; the termination of the Company's contracts with certain key clients; adverse results in certain litigation and regulatory matters; and the adoption of adverse legislation or regulations or a change in the interpretation of existing legislation or regulations.

COMPANY OVERVIEW

On April 26, 1996, CompScript, Inc. (formerly Capital Brands, Inc.) (the "Company" or "CompScript") acquired approximately 93% of the outstanding common stock of CompScript-Boca, Inc. (formerly CompScript, Inc.) ("CompScript-Boca"), a privately-held provider of pharmacy management services by merger of the Company into CompScript-Boca in exchange for issuance of 7,394,982 shares of the Company's common stock. As a result of this transaction, CompScript-Boca shareholders became the owners of approximately 80% of the Company's then outstanding common stock and assumed 100% Control of the Company's Board of Directors. Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition. After completion of the transaction, the Company became the owner of approximately 93% of the outstanding common stock of CompScript-Boca and accordingly, recorded a minority interest in the acquired subsidiary of $222,628, representing approximately 7% of the net assets of the acquired subsidiary on the date of acquisition.

The purchase price of the Company by CompScript-Boca of $3,041,836 was comprised of the 1,806,750 shares deemed to have been issued and acquisition costs. The purchase price was allocated to the estimated fair value of assets acquired of $2,150,000, and the acquisition costs of $891,836 were charged against paid in capital since the Company had insignificant operations at the date of the reverse acquisition.

CompScript, Inc. is a comprehensive provider of pharmacy management services equipped to both lower costs and improve the quality of care. CompScript offers a broad range of pharmacy, infusion therapy, consulting services, mail order, and pharmacy benefit claim administration to managed care networks, long-term and subacute care facilities, home health patients, and recipients of managed care. CompScript's proprietary pharmacy management capabilities combine sophisticated clinical tools with the latest technologies in databases and drug profiles. CompScript's network of participating retail pharmacies, along with electronic on-line adjudication system and a mail service dispensing facility, allow CompScript to offer a fully integrated pharmacy benefit management program.

CompScript operates two institutional pharmacies that serve long-term and subacute facilities in Florida, Alabama and Mississippi.

Capital Brands, Inc.'s ("Capital Brands") predecessor, Capital Acquisitions, Inc. was incorporated in March 1988 as a Delaware corporation. Prior to September, 1991, Capital Brands was principally engaged in organizational activities, raising capital through a public offering and searching for and investigating business opportunities. From 1991 to consummation of the agreement with the Company, Capital Brands, through its direct or indirect subsidiaries, was involved in the development and operation of Burger King Restaurants in the Republic of Poland, the development and operation of Domino's Pizza Stores in Poland, the development and operation of centers which provide medically supervised weight loss services in South Florida, the development and operation of fast food chicken shops in Florida and the attempted development and operation of Holiday Inn Express Hotels in Poland. Immediately prior to the share exchange with the Company, Capital Brands, Inc. divested itself of its interest in all businesses except for its ownership interest in QPQ Corporation. On July 26, 1996, the Company sold its ownership interest in QPQ to the former Chairman of the Board and Chief Executive Officer and President of Capital Brands.

PRODUCTS AND SERVICES

INSTITUTIONAL PHARMACY. CompScript purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to the nursing facilities for administration to individual patients by the facility's nursing staff. CompScript typically services nursing homes within a 150-mile radius of its pharmacy locations. CompScript maintains a 24- hour, on-call pharmacist service 365 days per year for emergency dispensing and delivery or for consultation with the facility's staff or attending physician.

Upon receipt of a prescription, the relevant patient information is entered into CompScript's computerized dispensing and billing systems. At that time, the dispensing system will check the prescription for any potentially adverse drug interactions or patient sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or patient. The Company also provides therapeutic interchange, with physician approval, in accordance with the company's pharmaceutical care guidelines.

CompScript provides a "modified unit-dose" distribution system. Most of its prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit-dose system or unit-dose punch card system. The unitdoses system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves patient compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

Integral to CompScript's drug distribution system is its computerized medical records and documentation system. CompScript provides to the facility computerized medication administration records and physician's order sheets and treatment records for each patient. Data extracted from these computerized records are also formulated into monthly management reports on patient care and quality assurance. The computerized documentation system in combination with the modified unit-dose drug delivery system results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related hospitalizations.

CONSULTANT PHARMACIST SERVICES. Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescriptions drug therapy in order to maintain and improve the quality of patient care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage.

CompScript provides consultant pharmacist services which help clients comply with such federal and state regulations applicable to nursing homes. Consultant pharmacists work on a proprietary laptop program to offer institutions patient specific clinical data. The services offered by CompScript's consultant pharmacists include: (i) comprehensive, monthly drug regimen reviews for each patient in the facility to assess the appropriateness and efficacy of drug therapies, including a review of the patient's medical records, monitoring drug reactions to other drugs or food, monitoring lab results and recommending alternate therapies or discontinuing unnecessary drugs; (ii) participation on the Pharmacy and Therapeutics, Quality Assurance and other committees of client nursing facilities as well as periodic involvement in staff meetings; (iii) monthly inspection of medication carts and storage rooms; (iv) monitoring and monthly reporting on facility-wide drug usage and drug administration systems and practices; (v) development and maintenance of pharmaceutical policy and procedures manuals; and (vi) assistance to the nursing facility in complying with state and federal regulations as they pertain to patient care.

Additionally, CompScript offers a specialized line of consulting services which help nursing facilities to enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, CompScript provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) Plan of Care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

ANCILLARY SERVICES. CompScript provides the following ancillary products and services to nursing facilities:

Infusion Therapy Products and Services. With cost containment pressures in the health care industry, nursing facilities are increasingly providing subacute care as a means of treating moderately acute but stabilized patients more cost-effectively than hospitals, provided that the nursing staff and pharmacy are capable of supporting higher degrees of acuity. CompScript provides infusion therapy support services for such residents in its client nursing facilities and, to a lesser extent, hospice and home care patients. Infusion therapy consists of the product (a nutrient, antibiotic, chemotherapy or other drugs in solution) and the intravenous ("IV") administration of the product.

CompScript prepares the product to be administered using proper equipment in a sterile environment and then delivers the product to the nursing home for administration by the nursing staff. Proper administration of IV drug therapy requires a highly trained nursing staff. CompScript's consultant pharmacists and nurse consultants operate an education and certification program on IV therapy to assure proper staff training and compliance with regulatory requirements in client facilities offering an IV program.

By providing an infusion therapy program, CompScript enables its client nursing facilities to admit and retain patients who otherwise would need to be cared for in an acute-care facility. CompScript's proprietary computer system and specialization in the subacute arena have been instrumental in new business development and the reason over 65% of the facilities are considered subacute or competent in IV therapy. The Company believes that by providing these high acuity pharmacy services it has a competitive advantage over other pharmacy providers. The most common infusion therapies CompScript provides in the nursing home environment are total parenteral nutrition, antibiotic therapy, chemotherapy, pain management and hydration.

HOME INFUSION THERAPY SERVICES. CompScript has established a Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") accredited home infusion company to serve homebound patients. CompScript offers outcomes management with an emphasis on diagnosis of level of severity, specialized management reporting, and statewide coverage, which makes CompScript particularly attractive to managed care companies. CompScript offers managed care companies a full continuum of coverage for their clients, from hospitals to subacute units to long-term care ("LTC") facilities to the patients' homes.

Infusion therapy services involve the administration of prescription drugs and other products that are prescribed by a physician to a patient by catheter, feeding tube or intravenously. The Company's managed care clients benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, the Company can provide infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a health maintenance organization ("HMO") or other entity. The Company provides antimicrobial, cardiovascular, hematologic, nutritional, pain management, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients.

PHARMACY BENEFIT MANAGEMENT SERVICES. The Company's pharmacy benefit management ("PBM") service is the systematic management of outpatient prescription drug usage to foster high quality, cost-effective pharmaceutical care through the application of managed care principles and development of information technologies. PBM services consist of retail pharmacy network administration, except in the Long-Term Care Pharmacy Network; formulary administration; electronic point-of-sale claims processing, drug utilization review ("DUR"); mail pharmacy service; and benefit plan design consultation. Advanced PBM services include the development of advanced formulary compliance and therapeutic substitution programs; therapy management services such as prior authorization, therapy guidelines, step therapy protocols, and disease management interventions, and sophisticated management information reporting and analytic services.

The Company contracts with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by the Company. These pharmacies typically discount the price at which they will provide drugs to members in return for designation as a network pharmacy. The Company manages three national networks that are responsive to various client needs related to cost containment and convenience of access for members.

The Company is a provider of PBM services to the managed care industry, including several large U.S. HMOs. Some of the Company's largest managed care clients include Health Plan of Florida ("HIP"), and Inphynet Medical Management Inc.

LONG-TERM CARE PHARMACY NETWORK. In May of 1995, CompScript believes that it formed the first of its kind, Long-Term Care Pharmacy Network. The network is comprised of long-term care "closed-shop" institutional pharmacies. This network is organized to provide full comprehensive services to the institutionalized frail elderly population with the consistencies of one long-term care model benefit. This network is being marketed to payers with both national and regional interests as one pharmaceutical vendor for their long-term/chronic care pharmaceutical care beneficiaries.

GROUP HEALTHCARE AND WORKERS' COMPENSATION NETWORKS. The Company uses on-line electronic claims processing to provide effective pharmacy benefit management services to its clients. All retail pharmacies in the Company's pharmacy network communicate with the Company on-line and in real time to process prescription drug claims. When a member of a plan presents his or her identification card at a network pharmacy, the network pharmacist sends the specified claim data in an industry standard format to the Company which processes the claim and responds to the pharmacy, typically within a few seconds. The electronic processing of the claim involves confirming the member's eligibility for benefits under the applicable health benefit plan and the conditions to or limitations of coverage, such as the amount of copayments or deductibles the member must pay; performing a concurrent DUR analysis and alerting the pharmacist to possible drug interactions or other indications of inappropriate prescription drug usage; updating the member's prescription drug claim record; and, if the claim is accepted, confirming to the pharmacy that it will receive payment for the drug dispensed.

The Company provides advanced PBM services to its clients which involve the application of clinical expertise and sophisticated management information systems to manage the pharmacy benefit. An important advanced PBM service provided by the Company is the enhancement of formulary compliance. Formularies are lists of drugs for which coverage is provided under the applicable plan; they are widely used in managed health care plans and, increasingly, by other healthcare risk managers. The Company administers a number of different formularies for its clients that often identify preferred drugs whose use is encouraged or required through various benefit design features. Historically, many clients have selected a plan design which includes an open formulary in which all drugs are covered by the plan and preferred drugs, if any, are merely recommended. More advanced formularies consist of restricted formularies, in which various financial or other disincentives exist to the selection of non-preferred drugs, or closed formularies, in which benefits are available only for drugs listed on the formulary. Formulary preferences can be encouraged by restricting the formulary through plan design features such as tiered copayments, which require the member to pay a higher amount for a nonpreferred drug; through prescriber education programs, in which the Company or the managed care client actively seek to educate the prescribers about the formulary preferences; and through the Company's therapeutic substitution programs that target certain high-cost therapy classes for concentrated formulary compliance efforts.

The Company's electronic claims processing system also enables it to implement sophisticated intervention programs to assist in managing prescription drug utilization. The system can be used to alert the pharmacist to generic and therapeutic substitution opportunities and formulary compliance issues, or to administer prior authorization and therapy protocol programs at the time a claim is submitted for processing. The Company's claims processing system also creates a database of drug utilization information that can be accessed on a retrospective basis to analyze utilization trends and prescribing patterns for more intensive management of the drug benefit.

The Company is developing disease management programs to assist health plans in managing the total health care costs associated with certain diseases, such as diabetes and asthma, for which pharmaceutical therapy is a principal treatment regimen. A disease management program may entail mailing information about the disease to health plan members who have the disease. Additionally, the program includes periodic reminders to encourage compliance with the therapy. High risk or noncompliant members can be identified and contacted for individual counseling, and physicians can be encouraged to follow the health plan's specified therapy protocol for treating the disease. Disease management programs that promote compliance with the drug regimen can both reduce complications from the underlying disease and manage the severity of the disease so that more expensive drugs or medical procedures can be avoided, thus helping to manage the total health care cost of the disease.

MAIL SERVICE PHARMACY BENEFITS. The Company integrates its pharmacy network benefits with its mail service pharmacy benefits provided to its clients. It operates one mail service pharmacy in Florida that provides members with convenient access to maintenance medications, and enables the Company and its clients to control drug costs through purchasing efficiencies and other economies of scale. In addition, through its mail service pharmacy, the Company is able to be directly involved with the prescriber and member, and is generally able to achieve a higher level of generic and therapeutic substitution than can be achieved through the retail pharmacy network, which further reduces the client's costs.

SUPPLIERS

The Company's inventory in its pharmacies includes over 3,000 brand and generic pharmaceuticals. If a pharmaceutical is not in its inventory, the Company can generally obtain it from a supplier within one to two business days. The Company purchases its pharmaceuticals. Generic pharmaceuticals are generally purchased directly from manufacturers. The Company believes that alternative sources of supply for both generic and brand name pharmaceuticals are readily available.

COMPETITION

The Long Term-Care industry is highly fragmented but experiencing significant consolidation. There are a large number of small companies offering long-term care pharmacy services. Most of these are smaller than the Company. By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, CompScript competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. CompScript competes in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the clinical expertise, pharmaceutical technology and professional support it offers.

In its program of acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which have greater resources than the Company.

No individual customer or market group is critical to the total sales of the Company's long-term care pharmacy business.

The Company believes that the primary competitive factors in each of its businesses are price, quality of service and breadth of available services. CompScript also believes that its larger competitors offer limited core pharmacy management services that lack the depth and breadth of diversification offered by the Company, and that most of the Company's smaller competitors offer even more limited services with greater financial limitations. The Company considers its principal competitive advantages to be independence from nursing home owner/operators and drug manufacturers strong managed care knowledge and experience which supports the development of advanced services, and its commitment to providing flexible and distinctive service to its customers.

There are a large number of companies offering PBM services in the U.S. Most of these companies are smaller than the Company and offer their services on a local or regional basis. As a full service, national pharmacy benefit manager, the Company competes with a number of larger, national companies, including Medco Containment Services, Inc., (a subsidiary of Merck & Co., Inc.), Caremark International, Inc., PCS, Inc. (a subsidiary of Eli Lilly & Company), Value Health, Inc., Diversified Pharmaceutical Services, Inc. (a subsidiary of Smith Kline Beecham), and National Prescription Administrators, Inc., as well as numerous insurance and Blue Cross/Blue Shield plans, certain HMOs and retail drug chains which have their own pharmacy benefit management capabilities. Many of these larger companies have greater financial and marketing resources than the Company.

Consolidation is a critical factor in the pharmaceutical industry generally. Horizontal and vertical merger and acquisition activity in the manufacturing segment has been robust, with significant resultant movements in market share. Competitors that are owned by nursing home owners/operators and manufacturers may have pricing advantages that are unavailable to the Company and other independent companies.

With respect to infusion therapy services, the Company competes with a number of large national companies.

GOVERNMENT REGULATION

LTC PHARMACY

Institutional pharmacies, as well as the long-term care facilities they serve, are subject to extensive federal, state and local regulation. These regulations cover required qualifications, day-to-day operations, reimbursement and the documentation of activities. CompScript continuously monitors the effects of regulatory activity on its operations.

LICENSURE, CERTIFICATION AND REGULATION. States generally require that companies operating a pharmacy within the state be licensed by the state board of pharmacy. The Company currently has pharmacy licenses in each state in which it operates a pharmacy. In addition, the Company currently delivers prescription products from one of its licensed pharmacies to one state in which the Company does not operate a pharmacy. This state regulates out-of-state pharmacies; however, as a condition to the delivery of prescription products to patients in this state. CompScript's pharmacy holds the requisite license applicable for this state. In addition, CompScript's pharmacies are registered with the appropriate state and federal authorities pursuant to statutes governing the regulation of controlled substances.

Client nursing facilities are also separately required to be licensed in the states in which they operate and, if servicing Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client nursing facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on the Company's behalf are, in most cases, required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct.

MEDICARE AND MEDICAID. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

As is the case for nursing home services generally, CompScript receives reimbursement from the Medicaid programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1995, CompScript's payor mix was approximately as follows: 53% private pay and nursing homes, 42% Medicaid, 4% Medicare and 1% insurance and other private sources.

For those patients who are not covered by government-sponsored programs or private insurance, CompScript generally directly bills the patient or the patient's responsible party on a monthly basis. Depending upon local market practices, CompScript may alternatively bill private patients through the nursing facility. Pricing for private pay patients is based on prevailing regional market rates or "usual and customary" charges.

The Medicaid program is a cooperative federal-state program designed to enable states to provide medical assistance to aged, blind, or disabled individuals, or members of families with dependent children whose income and resources are insufficient to meet the costs of necessary medical services. State participation in the Medicaid program is voluntary. To become eligible to receive federal funds, a state must submit a Medicaid "state plan" to the Secretary of the Department of Health and Human Services ("HHS") for approval. The federal Medicaid statute specifies a variety of requirements which the state plan must meet, including requirements relating to eligibility, coverage of services, payment and administration.

Federal law and regulations contain a variety of requirements relating to the furnishing of prescription drugs under Medicaid. First, states are given broad authority, subject to certain standards, to limit or specify conditions to the coverage of particular drugs. Second, federal Medicaid law establishes standards affecting pharmacy practice. These standards include general requirements relating to patient counseling and drug utilization review and more specific requirements for nursing facilities relating to drug regiment reviews for Medicaid patients in such facilities. Recent regulations clarify that, under federal law, a pharmacy is not required to meet the general standards for drugs dispensed to nursing facility residents if the nursing facility complies with the drug regimen review requirements. However, the regulations indicate that states may nevertheless require pharmacies to comply with the general standards, regardless of whether the nursing facility satisfies the drug regimen review requirement, and the states in which the Company operates currently do require its pharmacies to comply therewith.

Second, federal regulations impose certain requirements relating to reimbursement for prescription drugs furnished to Medicaid patients. In addition to requirements imposed by federal law, states have substantial discretion to determine administrative, coverage, eligibility and payment policies under their state Medicaid programs which may affect the Company's operations. For example, some states have enacted "freedom of choice" requirements which may prohibit a nursing facility from requiring its residents to purchase pharmacy or other ancillary medical services or supplies from particular providers that deal with the nursing home. Such limitations may increase the competition which the Company faces in providing services to nursing facility patients.

The Medicare program is a federally funded and administered health insurance program for individuals age 65 and over or who are disabled. The Medicare program consists of two parts: Part A, which covers, among other things, inpatient hospital, skilled nursing facility, home health care and certain other types of health care services; and Medicare Part B, which covers physicians' services, outpatient services, and certain items and services provided by medical suppliers. Medicare Part B also covers a limited number of specifically designated prescription drugs. The Medicare program establishes certain requirements for participation of providers and suppliers in the Medicare program. Pharmacies are not subject to such certification requirements. Skilled nursing facilities and suppliers of medical equipment and supplies, however, are subject to specified standards. Failure to comply with these requirements and standards may adversely affect an entity's ability to participate in the Medicare program and receive reimbursement for services provided to Medicare beneficiaries.

The Medicare and Medicaid programs are subject to statutory and regulatory changes, retroactive and prospective rate adjustments, administrative rulings, and freezes and funding reductions, all of which may adversely affect the Company's business. There can be no assurance that payments for pharmaceutical supplies and services under governmental reimbursement programs will continue to be based on the current methodology or remain comparable to present levels. In this regard, the Company may be subject to rate reductions as a result of federal budgetary legislation related to the Medicare and Medicaid programs. In addition, various state Medicaid programs periodically experience budgetary shortfalls which may result in Medicaid payment delays to the Company. To date, the Company has not experienced any material adverse effect due to any such budgetary shortfall. In addition, the failure, even if inadvertent, of CompScript and/or its client institutions to comply with applicable reimbursement regulations could adversely affect CompScript's business. Additionally, changes in such reimbursement programs or in regulations related thereto, such as reductions in the allowable reimbursement levels, modifications in the timing or processing of payments and other changes intended to limit or decrease the growth of Medicaid and Medicare expenditures, could adversely affect the Company's business.

REFERRAL RESTRICTIONS. The Company is subject to federal and state laws which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which was originally enacted in 1977 and amended in 1987, and which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes which are not necessarily limited to items and services for which payment is made by Medicare or Medicaid. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties in good faith compliance. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. There are no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely.

The OIG issues "Fraud Alerts" identifying certain questionable arrangements and practices which it believes may implicate the federal anti-kickback statute. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG also issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate the federal statute. Pharmaceutical marketing activities may implicate the federal anti-kickback statute because drugs are often reimbursed under the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the statute include certain arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product.

In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws which generally prohibit false advertising, deceptive trade practices, and the like.

The Company believes its contractual arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

HEALTH CARE REFORM AND FEDERAL BUDGET LEGISLATION. The Clinton administration and members of Congress have proposed plans to reform the health care system. Currently, Congress is considering such reforms in the context of federal budget reconciliation legislation. This legislation could result in significant reductions in payments to providers under the Medicare program and a complete restructuring and reduced payments to providers under the Medicare program. With respect to Medicare, proposals include establishment of a prospective payment system for Skilled Nursing Facilities ("SNFs"); limits on payments to Medicare SNFs for certain non-routine services, including, among others, prescription drugs, diagnostic services, and physical therapy and other rehabilitative services; requiring consolidated billing by a SNF for all Part A and B claims for SNF residents; and other limits on reimbursement of costs for Medicare SNF services. If enacted, there can be no assurance that such proposals could not have a material effect on the business of CompScript. While budget negotiations are continuing, the future of any reform proposals in Congress is unknown.

In addition, a number of states have enacted and are considering various health care reforms, including reforms through Medicaid demonstration projects. Federal law allows HHS to authorize waivers of federal Medicaid program requirements, including requirements relating to coverage, free choice of providers and payment for health care services, in connection with state demonstration projects that promote Medicaid program objectives. HHS published procedures and public notice requirements designed to open the waiver approval process to public comment and to expedite processing. Legal actions have been initiated challenging the waiver process and the authority of HHS to approve waivers for broad-based Medicaid managed care programs. The federal budget legislation restructuring the Medicaid program would effectively eliminate Medicaid managed care demonstration projects.

Several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, as opposed to traditional cost-based reimbursement for Medicaid services, and propose to use savings achieved through these programs to expand coverage to those not previously eligible for Medicaid. HHS has approved waivers for statewide managed care demonstration projects in several states, and are pending for several other states. These demonstration projects generally exempt institutionalized care, including nursing facility services, from the programs, and the Company's operations have not been adversely affected with a managed care demonstration project in effect. The Company is unable to predict what impact, if any, future projects might have on the Company's operations. Because there are currently various reform proposals under consideration at the federal and state levels, it is uncertain at this time what health care reform initiatives, if any, will be implemented, or whether there will be other changes in the administration of governmental health care programs or interpretations or governmental policies or other changes affecting the health care system. There can be no assurance that future health care or budget legislation or other changes will not have an adverse effect on the business of the Company.

Various aspects of the Company's businesses are governed by federal and state laws and regulations. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company. The Company believes that it is in substantial compliance with all existing legal requirements material to the operation of its businesses.

REPACKAGING. Federal and state laws impose certain repackaging, labeling, and package insert requirements on pharmacies that repackage drugs for distribution beyond the regular practice of dispensing or selling drugs directly to patients at retail. A drug repackager must register with the Food and Drug Administration ("FDA"). The Company holds all required registrations and licenses, and its repackaging operations are in compliance with applicable state and federal requirements.

PHARMACY BENEFITS MANAGEMENT REGULATION: GENERALLY

Certain federal and related state laws and regulations affect aspects of the Company's pharmacy benefit management business. Among these are the following:

FDA REGULATION. The FDA generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In October 1995, the FDA held hearings to determine whether and to what extent the activities of pharmacy benefit management companies should be subject to FDA regulations. At this hearing, FDA officials expressed concern about the efforts of pharmacy benefit managers (PBMs) that are owned by drug manufacturers to engage in therapeutic switching programs and about the criteria used by such PBMs that govern the inclusion and exclusion of particular drugs in formularies. Various parties, including the Company, have submitted written comments to the FDA regarding the basis for FDA regulation of PBM activities. It is the Company's position that, while the FDA may have jurisdiction to regulate PBMs that are owned by drug manufacturers, the prescription drug benefit programs developed and implemented by independent PBMs do not constitute the distribution of materials that promote particular drugs "on behalf of" any pharmaceutical manufacturers, and therefore, these programs are not subject o FDA regulation. The FDA has not published any proposed rules to date on the regulation of PBMs, and there can be no assurance that the FDA will not seek to regulate certain aspects of the Company's PBM business.

ANTI-REMUNERATION LAWS. Medicare and Medicaid law prohibits, among other things, an entity from paying or receiving, subject to certain exceptions and "safe harbors," any remuneration to induce the referral of Medicare or Medicaid beneficiaries or the purchase (or the arranging for or recommending of the purchase) of items or service for which payment may be made under Medicare, Medicaid, or other federally-funded state health care programs. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. Sanctions for violating these federal and state anti-remuneration laws may include imprisonment, criminal and civil fines, and exclusion from participation in the Medicare and Medicaid programs.

The federal statute has been interpreted broadly by courts, the OIG within the HHS, and administrative bodies. Because of the federal statute's broad scope, federal regulations establish certain "safe harbors" from liability. Safe harbors exist for certain properly reported discounts received from vendors, certain investment interests, and certain properly disclosed payments made by vendors to group purchasing organizations. A practice that does not fall within a safe harbor is not necessarily unlawful, but may be subject to scrutiny and challenge. In the absence of an applicable exception or safe harbor, a violation of the statute may occur even if only one purpose of a payment arrangement is to induce patient referrals or purchases. Among the practices that have been identified by the OIG as potentially improper under the statute are certain "product conversion programs" in which benefits are given by drug manufacturers to pharmacists or physicians for changing a prescription (or recommending or requesting such a change) from one drug to another. Such laws have been cited as a partial basis, along with state consumer protection laws discussed below, for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with such programs.

To the Company's knowledge, these anti-remuneration laws have not been applied to prohibit PBMs from receiving discounts from drug manufacturers in connection with drug purchasing and formulary management programs, to therapeutic substitution programs conducted by independent PBMs, or to the contractual relationships such as those the Company has with certain of its customers. The Company believes that it is in substantial compliance with the legal requirements imposed by such laws and regulations, and the Company believes that there are material differences between drug-switching programs that have been challenged under these laws and the programs offered by the Company to its customers. However, there can be no assurance that the Company will not be subject to scrutiny or challenge under such laws or regulations, or that any such challenge would not have a material effect upon the Company.

OIG STUDY. The OIG's Work Plan for Fiscal Year 1996 indicates that the OIG Office of Evaluation and inspections (which is not responsible for investigations of potential violations of anti-remuneration laws, but which seeks to improve the effectiveness and efficiency of HHS programs) currently is conducting a study of PBM arrangements particularly with regard to the concerns and implications for Medicaid beneficiaries. The Company cannot predict the outcome of the study or the impact, if any, that such study might have on its business.

ERISA REGULATIONS. The Employee Retirement Income Security Act of 1974 ("ERISA") regulates certain aspects of employee pension and health benefit plans, including self-funded corporate health plans with which the Company has agreements to provide PBM services. The Company believes that the conduct of its business is not subject to the fiduciary obligations of ERISA, but there can be no assurance that the U.S. Department of Labor, which is the agency that enforces ERISA, would not assert that the fiduciary obligations imposed by the statute apply to certain aspects of the Company's operations.

Numerous state laws and regulations also affect aspects of the Company's pharmacy benefit management business. Among these are the following:

CONSUMER PROTECTION LAWS. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching programs. In addition, pursuant to a settlement agreement entered into with seventeen states on October 25, 1995, Medco Containment Services, Inc. ("Medco"), the PBM subsidiary of pharmaceutical manufacturer Merck & Co., agreed to have pharmacists affiliated with Medco mail service pharmacies disclose to physicians and patients the financial relationships between Merck, Medco, and the mail service pharmacy when such pharmacists contact physicians seeking to change a prescription from one drug to another.

The Company believes that its contractual relationships with drug manufacturers and retail pharmacies do not include the features that were viewed by enforcement authorities as problematic in these settlement agreements. However, no assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

NETWORK ACCESS LEGISLATION. A majority of states now have some form of legislation affecting the ability of the Company to limit access to a pharmacy provider network or from removing network providers. Such legislation may require the Company or its client to admit any retail pharmacy willing to meet the plan's price and other terms for network participation ("any willing provider" legislation); or providing that a provider may not be removed from a network except in compliance with certain procedures ("due process" legislation). The Company has not been materially affected by these statutes because it maintains a large network of over 46,000 retail pharmacies and will admit any licensed pharmacy that meets the Company's credentialing criteria, involving such matters as adequate insurance coverage, minimum hours of operation, and the absence of disciplinary actions by the relevant state agencies.

LEGISLATION IMPOSING PLAN DESIGN RESTRICTIONS. Some states have legislation that prohibits the plan sponsor from implementing certain restrictive design features. For example, some states provide that members of the plan may not be required to use network providers, but must also be provided with benefits even if they choose to use non-network providers ("freedom of choice" legislation). Other states mandate coverage of certain benefits or conditions. Such legislation does not generally apply to the Company, but it may apply to certain of the Company's customers (HMOs and insurers). If such legislation were to become widespread and broad in scope, it could have the effect of limiting the economic benefits achievable through pharmacy benefit management.

LEGISLATION AFFECTING DRUG PRICES. Some states have adopted legislation providing that a pharmacy participating in the state Medicaid program must give the state the best price that the pharmacy makes available to any third party plan ("most favored nation" legislation). Such legislation may adversely affect the Company's ability to negotiate discounts in the future from network pharmacies. Other states have enacted "unitary pricing' legislation, which mandates that all wholesale purchasers of drugs within the state be given access to the same discounts and incentives. Such legislation, if enacted in either state, could adversely affect the Company's ability to negotiate discounts on its prescription drugs to be dispensed by its mail service pharmacies.

MAIL PHARMACY REGULATION. The Company's mail service pharmacy is located in Florida and the Company is licensed to do business as a pharmacy in that state. Many of the states into which the Company delivers pharmaceuticals have laws and regulations that require out-of-state mail service pharmacies to register with, or be licensed by, the board of pharmacy or similar regulatory body in the state. These states generally permit the mail service pharmacy to follow the laws of the state within which the mail service pharmacy is located, although one state also requires that the Company employ a pharmacist licensed in that state. The Company has registered in every state in which, to the Company's knowledge, such registration is required.

Other statutes and regulations impact the Company's mail service operations. Federal statutes and regulations govern the labeling, packaging, advertising and adulteration of prescription drugs and the dispensing of controlled substances. The Federal Trade Commission requires mail order sellers of goods generally to engage in truthful advertising, to stock a reasonable supply of the product to be sold, to fill mail orders within thirty days, and to provide customers with refunds when appropriate. The Company believes it is in compliance with all requirements of the Federal Trade Commission.

REGULATION OF INFUSION THERAPY SERVICES. The Company's infusion therapy services business is subject to many of the same or similar state laws and regulations affecting the Company's pharmacy management business. In addition, some states require that providers of infusion therapy services be licensed. The Company is licensed as a home health agency , infusion pharmacy and pharmacy in Florida. The Company is licensed as a pharmacy only, in Alabama. The Company believes that it is in substantial compliance with such licensing requirements.

JCAHO, a non-profit, private organization, has established written standards for health care organizations and home care services, including standards for services provided by home infusion therapy companies. The Company's Florida facility has received JCAHO accreditation. When accredited by JCAHO, the Company can market infusion therapy services to Medicare and Medicaid programs. If the Company expands its home infusion therapy services to other states or to Medicaid programs, it may be required to comply with other applicable laws and regulations.

FUTURE REGULATION. The Company is unable to predict accurately what additional federal or state legislation or regulatory initiatives may be enacted in the future relating to the businesses of the Company or the health care industry in general, or what effect any such legislation or regulations might have on the Company. There can be no assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse effect on the Company's business or financial position.

SERVICEMARKS AND TRADEMARKS

The Company has registered the servicemark "CompScript" with the United States Patent and Trademark Office. The Company's rights to this servicemark will continue so long as the Company complies with the usage, renewal filing and other legal requirements relating to the renewal of service marks. The Company is in the process of applying for registration of several other trademarks and servicemarks. If the Company is unable to obtain any additional registrations, the Company believes there would be no material adverse effect on the Company.

INSURANCE

The dispensing of pharmaceutical products by the Company's institutional and mail service pharmacies, and the products and services provided in connection with the Company's infusion therapy programs (including the associated nursing services) may subject the Company to litigation and liability for damages. The Company believes that its insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or be adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

EMPLOYEES

As of September 17, 1996, the Company and its subsidiaries employed a total of 122 employees.

PRODUCT AND MARKET DEVELOPMENT

CompScript's pharmacy business engages in a continuing program for the development of new services and the marketing thereof. While new service and new market development are important factors for the growth of this business, CompScript does not expect that any new service or marketing effort, including those in the developmental stage, will require the investment of a material portion of CompScript's assets.

MATERIALS/SUPPLIES

CompScript purchases pharmaceuticals through a wholesale distributor with whom it has a prime vendor contract and, on an increasing basis, under contracts negotiated directly with pharmaceutical manufacturers. The Company also is a member of industry buying groups which contract with manufacturers for discounted prices. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

INVENTORIES

CompScript's pharmacies maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to its customers. Inventories on hand are not considered to be high beyond industry standards. The Company's primary wholesale distributor also maintains local warehousing in most major geographic markets in which the Company operates.

ENVIRONMENTAL MATTERS

In operating its facilities, CompScript makes every effort to comply with pollution control laws. No major difficulties have been encountered in effecting compliance. No material capital expenditures for environmental control facilities are expected. While CompScript cannot predict the effect which any future legislation, regulations, or interpretations may have upon its operations, it does not anticipate any changes that would have a material adverse impact on its operations.

Item 2.  DESCRIPTION OF PROPERTIES

         The Company's principal offices are located in leased facilities in Boca Raton, Florida. The Company has leased 864 square fee under a lease which expires on January 31, 1997. The Company also maintains two pharmacies in Alabama and Mississippi.

Item 3.  LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         None.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock, $.0001 par value, is traded on the NASDAQ SmallCap Market under the symbol "CPRX." The following sets forth the range of high and low closing bid prices for the Common Stock as reported on the NASDAQ during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The quotations have been adjusted for the Company's 1 to 8 reverse stock split on April 26, 1996.


                                                                  HIGH            LOW
                                                                 ------          ------
1994
First Quarter.................................................   $30.00          $26.00
Second Quarter................................................    26.00           21.00
Third Quarter.................................................    23.00           21.00
Fourth Quarter................................................    23.00           16.00

1995
First Quarter.................................................    20.25           11.00
Second Quarter................................................    20.50            6.50
Third Quarter.................................................     7.25            3.50
Fourth Quarter................................................     6.50            3.00

1996
First Quarter.................................................     8.75            3.00
Second Quarter................................................     9.00            5.75
Third Quarter.................................................     7.25           4.125


         The Company believes that as of June 12, 1996, there were over 300 record holders of the Company's Common Stock. The Company believes that there are in excess of 300 beneficial holders of the Company's Common Stock.

        The Company has not paid any cash dividends on its common stock and currently does not intend to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL
         Aldencare, Inc. (Aldencare) was incorporated under the laws of the State of Florida on October 3, 1991. Aldencare was organized for the purpose of supplying prescription pharmaceuticals, consulting, enteral and parental therapies, and home health care services to long-term and alternate care providers.

         In June 1994, Aldencare, in a transaction accounted for as a purchase, acquired substantially all of the assets of CompScript, Inc. (CompScript) through the issuance of 399,740 shares of common stock to the former owners of CompScript in exchange for all of the then outstanding common stock of CompScript. The common stock of CompScript was retired, and its assets and operations were merged with those of Aldencare. Effective January 1, 1995, Aldencare changed its name to CompScript, Inc.

         On April 26, 1996 Capital Brands, Inc. entered into a share exchange agreement with CompScript-Boca (formerly CompScript, Inc.) whereby shareholders of CompScript-Boca exchanged approximately 93% of the outstanding Common stock of CompScript-Boca for approximately 80% of the outstanding Common shares of Capital Brands, Inc. Capital Brands, Inc. is now principally engaged in the business of providing comprehensive pharmacy management services as more fully described below. Immediately prior to the share exchange agreement, Capital Brands, Inc. divested itself of its 100% equity interest in Family Chicken, Inc., International Fast Food Corporation and International Hotel Corporation. The share exchange transaction was accounted for as a reverse purchase acquisition of Capital Brands, Inc. by CompScript-Boca. The resulting entity changed its name to CompScript, Inc. (the Company).

         In connection with the expansion of its pharmacy management business on May 31, 1996, the Company acquired 100% of the Common Stock of Delta Pharmacy Services, Inc. ("Delta") in exchange for issuance of 666,350 shares of the Company's Common Stock and on August 19, 1996 acquired 100% of the Common Stock of SECURx, Inc. in exchange for 187,500 shares of the Company's Common Stock. The acquisitions have been accounted for as poolings of interests.

         The following unaudited pro forma summary presents the combined results of operations as if the pooling-of-interest transactions had occurred on October 1, 1993. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

ITEM 6            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

GENERAL (CONTINUED)

                                      YEAR ENDED             THREE MONTHS ENDED
                                     SEPTEMBER 30,                DECEMBER 31,
                                  ------------------          ------------------
                                  1994          1995          1994          1995
                                  ----          ----          ----          ----
Total Sales:
   CompScript                $ 8,377,939   $10,485,269    $2,448,466    $ 2,903,723
   Pooled entities               133,584     2,954,121       360,862      2,037,245
                             -----------   -----------    ----------    -----------
         Combined            $ 8,511,523   $13,439,390    $2,809,328    $ 4,940,968
                             ===========   ===========    ==========    ===========


Net Income(Loss):
   CompScript                $   597,453   $    30,595    $(  73,222)   $(3,756,319)
   Pooled entities             ( 109,569)   (  131,563)    ( 130,990)    (  161,453)
                             -----------   -----------    ----------    -----------
         Combined            $   487,884   $(  100,968)   $( 204,212)   $(3,917,772)
                             ===========   ===========    ==========    ===========

Net Income(Loss)per share:
   CompScript                $      0.06   $      0.00    $(    0.01)   $(     0.37)
   Pooled entities             (    0.01)   (     0.01)    (    0.01)    (     0.02)
                             -----------   -----------    ----------    -----------
         Combined            $      0.05   $(     0.01)   $(    0.02)   $(     0.39)
                             ===========   ===========    ==========    ===========

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

         On July 26, 1996, the Company agreed to sell its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") (which was acquired in the reverse purchase acquisition of Capital Brands, Inc.) to a major shareholder of QPQ in exchange for a non-recourse promissory note in the original principal amount of $1,125,000, payable in full, including interest on July 4, 1997. The note may be paid in whole or in part at any time during its term without penalty. The 1,125,000 shares will serve as collateral for the note subject to release upon payment of the principal amount or portions thereof.

ITEM 6            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

YEAR ENDED SEPTEMBER 30, 1995 VS. SEPTEMBER 30, 1994

RESULTS OF OPERATIONS:

         During the years ended September 30, 1995 and 1994, the Company reported net income of $597,453 and $30,595 and reported net income per share of $.34 and $.02, respectively.

         Revenues for the years ended September 30, 1995 increased 25.2% to $10,485,269, from $8,377,939 for the year ended September 30, 1994.

         The increase in revenues for the year ended September 30, 1995 compared to the year ended September 30, 1994 is primarily attributed to the Company's steady internal growth resulting primarily from marketing efforts to new and existing clients.

         The Company's operations continued to produce internal growth through marketing efforts to new and existing clients, and the growth and integration of new and existing products and services.

         Cost of sales for the year ended September 30, 1995 increased 39.2% to $5,110,404 from $3,671,583 for the year ended September 30, 1994.

         The increase in cost of sales for the year ended September 30, 1995 compared to the year ended September 30, 1994 is attributed to the additional costs associated with the increase in sales described above.

         Selling general and administrative expenses as a percentage of sales for the years ended September 30, 1995 and 1994 were 47.3% and 42.1%. The percentage increase in 1995 compared to 1994 is primarily attributable to the increase in sales in the 1995 period as well as selling, general and administrative expenses relating to the operations of the Company's pharmacy benefits management division, which commenced operations in early 1995. In addition, selling, general and administrative expenses for the year ended September 30, 1995 include $197,450 of goodwill amortization as compared to $65,817 for the year ended September 30, 1994.

         The provision for doubtful accounts for the year ended September 30, 1995 totalled $213,102 as compared to $203,136 for the year ended September 30, 1994. The amount of the provision for each year was determined based upon an evaluation of the collectibility of outstanding receivables during such periods.

         Interest and other income for the years ended September 30, 1995 and 1994 consists of interest earned on temporary cash investments and has fluctuated from period to period depending upon the amount of excess cash available for investment.

         Interest expense for the year ended September 30, 1995 increased by $35,360 when compared to the year ended September 30, 1994, due to higher levels of borrowings during 1995 as compared to 1994.

ITEM 6            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 1995 VS. DECEMBER 31, 1994

RESULTS OF OPERATIONS:

         During the three month periods ended December 31,1995 and 1994, the Company reported a net (loss) of $(3,756,319) and $(73,222) and reported a net
(loss) per share of $(1.84) and $(.04), respectively. The net loss and net loss per share amounts for the three months ended December 31, 1995, include a goodwill impairment charge of $3,636,362 or $(1.78) per share.

         Revenues for the three months ended December 31, 1995 increased 18.6% to $2,903,723, from $2,448,466 for the three months ended December 31, 1994.

         The increase in revenues over the comparable prior year period is primarily attributed to the Company's steady internal growth resulting primarily from marketing efforts to new and existing clients.

         The Company's operations continued to produce internal growth through marketing efforts to new and existing clients, and the growth and integration of new and existing products and services.

         Cost of sales for the three months ended December 31, 1995 increased 16.4% to $1,461,453 from $1,255,577 for the three months ended December 31, 1994.

         The increase in cost of sales over the comparable prior year period is attributed to the additional costs associated with the increase in sales described above.

         Selling general and administrative expenses as a percentage of sales for the three month periods ended December 31, 1995 and 1994 were 52.3% and 46.5%. The percentage increase in the comparative three month period is primarily attributable to the increase in sales for such periods as well as the selling, general and administrative expenses relating to the operations of the Company's pharmacy benefits management division, which commenced operations in early 1995.

         The provision for doubtful accounts for the three months ended December 31, 1995 totaled $74,448 as compared to $143,102 for the three months ended December 31, 1994. The amount of the provision for each period was determined based upon an evaluation of the collectibility of outstanding receivables during such periods.

         At December 31, 1995, the Company recognized a goodwill impairment charge of $3,636,362 with no associated tax benefit, related to the 1994 acquisition of its Ohio Division. The Ohio Division was purchased to be the Company's entry into the workers compensation, pharmacy benefits management
(PBM) line of business. During the three months ended December 31, 1995, the contracts attributed to the Ohio Division generated minimal revenue due in part to the nonexclusive nature of the contracts. In addition, the

ITEM 6            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

THREE MONTHS ENDED DECEMBER 31, 1995 VS. DECEMBER 31, 1994

RESULTS OF OPERATIONS(CONTINUED):

inability of the Ohio Division to convert existing relationships with prospective clients into new PBM contracts or to secure new prospective clients had contributed to significant operating losses and negative cash flows relative to the Ohio Division. Based on the continuing poor financial results and the failure to obtain new contracts, the Company believes that the PBM business acquired with the Ohio Division will not generate positive cash flows in the foreseeable future and the strategy to implement this line of business within the Ohio Division, will no longer be a priority of the Company. Therefore, the Company wrote-off the unamortized carrying value of the goodwill of $3,636,362 in December, 1995.

         Interest and other income for the three months ended December 31, 1995 and 1994 periods presented consists of interest earned on temporary cash investments and has fluctuated from period to period depending upon the amount of excess cash available for investment.

         Interest expense in the three month period ended December 31, 1995 increased by $11,282 due to higher levels of borrowings during 1995 as compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES:

         At December 31, 1995, the Company had working capital of $1,801,277 and cash and cash equivalents of $263,033.

         Net cash used in operating activities for the three months ended December 31, 1995 was $71,016 compared to net cash used in operating activities for the three months ended December 31, 1994 of $126,905. The decrease in cash used in operating activities in the 1995 period of $55,889 results primarily from larger levels of accounts receivable and inventory relating to increased sales offset by increases in trade liabilities relating to the timing of payment of vendor payables.

         Net cash used in investment activities for the three months ended December 31, 1995 in the amount of $57,338 consisted of net purchases of property and equipment, which decreased by $50,411 when compared with the three months ended December 31, 1994.

         Net cash provided by financing activities for the three months ended December 31, 1995 was $37,786 as compared to net cash provided by financing activities of $3,962 for the three months ended December 31, 1994. During the three months ended December 31, 1995, the Company received proceeds from borrowings under its line of credit of $92,563. Repayments of outstanding credit obligations for the three months ended December 31, 1995 were $27,277 as compared to $36,238 for the three month period ended December 31, 1994. Repayments of leases and other indebtedness decreased due to final payment in late 1995 of certain obligations.

ITEM 6            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED):

         In May 1995, the Company entered into the line-of credit agreement which permits borrowings up to $750,000. The line of credit is due upon demand and is secured by substantially all of the assets of the Company. Interest is payable monthly at prime plus .25% (9.00% and 8.75% at September 30, 1995 and December 31, 1995, respectively) with a .25% fee on the unused portion of the line. Approximately $35,000 and $122,000 is outstanding at September 30, 1995 and December 31, 1995, respectively.

         The Company believes that its cash and available sources of capital through exercise of outstanding options and warrants as well as the availability of borrowings under its line of credit are sufficient to meet its normal operating requirements through June 30, 1997.


Item 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.
                                       17

                                    Part III

Item 9. DIRECTOR'S, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning the current directors and the executive officers of the Company:

              Name                Age                Title
-------------------------------------------------------------------------------

Brian A. Kahan ................   44     Chairman of the Board, Chief Executive
                                         Officer and President of the Company

Martha M. Little ..............   35     Vice President and Director

Gary Splain ...................   46     Treasurer and Secretary

Gerard N. Altieri .............   66     Director

Malcolm Leonard ...............   53     Director

Robert Edelheit ...............   56     Director

Paul E. Heimberg...............   45     Director


         BRIAN A. KAHAN has been a Chairman, Chief Executive Officer and President of the Company since April 1996. In October 1991, Mr. Kahan founded Aldencare and served as its Chief Executive Officer and became Chief Executive Officer of CompScript when it merged with Aldencare in 1994. Mr. Kahan has a B.S. in Pharmacy from the University of Maryland, School of Pharmacy. Mr. Kahan is currently President of the American Society of Consultant Pharmacists and serves on the LTC Commission for the State of Florida. Mr. Kahan is presently a clinical instructor for the University of Florida and Nova Southeastern College of Pharmacy and is a trustee for the Florida Pharmacy Foundation.

         MARTHA M. LITTLE has been the Vice President and Director of the Company since April 1996. Ms. Little has been with Aldencare and CompScript since October 1991, serving as Pharmacy Manager in 1991 until 1993. Ms. Little was promoted to Vice President in February 1992 and was appointed a Director of CompScript in January 1993. Ms. Little is a member of the American Society of Consultant Pharmacists and received a B.S. from the University of Florida and a post-graduate doctor of pharmacy degree from Nova Southeastern University.

         GARY SPLAIN has served as the Treasurer and Secretary of the Company since April 1996. Mr. Splain has served as the comptroller of CompScript since 1992. From 1991 to 1992 Mr. Splain was the business office manager for a local branch of a national institutional pharmacy. Mr. Splain received a B.A. in accounting from Queens College.

         GERARD N. ALTIERI has been Director of the Company since April 1996. Mr. Altieri was President of G.N. Altieri & Associates from 1970 until 1990. From 1986 to 1993 Mr. Altieri was President of Insurex a pharmacy benefit management company. In 1993, Mr. Altieri formed CompScript, Inc. and began the management of prescription drugs in the field of workman's compensation. Mr. Altieri received a B.A. in Business Administration from Fairfield University and received his Charter Life Underwriter's Designation from the College of Life Underwriter.

         MALCOLM LEONARD has served as a Director of the Company since April 1996. Mr. Leonard is a Certified Public Accountant and has been the managing partner of Leonard & Danzinger, CPA's since 1975.

Mr. Leonard is a member of the American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants. Mr. Leonard received a B.S. from Farleigh Dickinson University.

         ROBERT EDELHEIT has served as a Director of the Company since April 1996. Mr. Edelheit is President of United Group Programs, employee benefit sales and consulting firm with offices in Boca Raton, Atlanta and Philadelphia. Mr. Edelheit received his B.S. in Business from the State University of New York. Mr. Edelheit is editor and publisher of the newsletter, SYNOPSIS, a fax digest with an emphasis on employee benefits. Mr. Edelheit has been an Associate Professor at Florida Atlantic University in Boca Raton, Florida and speaks nationally on employee benefits.

         PAUL HEIMBERG has served as Director of the Company since April 1996. Mr. Heimberg is a partner with the law firm of Heimberg & Lumer, in Boca Raton, Florida since November, 1995. Previously Mr. Heimberg was a partner with the firm of Heimberg, Heimberg, Rader & Levenstein, P.A. from 1990 to 1995. Mr. Heimberg received his B.A. from the University of Wisconsin and his J.D. from Boston University Law School.

         The Company's officers are elected annually by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors. The Company pays each non-employee director a fee to be determined for each meeting of the Company's Board of Directors, or committee thereof, attended and reimburses all directors for their expenses in connection with their activities as directors of the Company. Directors of the Company who are also employees of the Company do not receive additional compensation for their services as directors.

Item 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to Brian
A. Kahan (the "Named Executive Officer") by the Company. None of the other executive officers of the Company, were paid a total annual salary and bonus for the 1995 fiscal year which was $100,000 or more.

                                                                  LONG-TERM
                                        ANNUAL COMPENSATION      COMPENSATION
                                        -----------------------  ------------
                                                       OTHER      NUMBER OF
                               FISCAL                 ANNUAL       OPTIONS      ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY     COMPENSATION    GRANTED     COMPENSATION
---------------------------    -----    ------     ------------   ---------    ------------
Brian A. Kahan,                1995     $180,000       $41,000     None          $11,000
Chief Executive Officer

         The Company entered into an agreement with Mr. Kahan, amended and restated on August 19, 1996, which provides that he shall serve as Chief Executive Officer and Chairman of the Board of Directors for an initial term of five (5) years, which may be extended for up to three (3) additional one (1) year terms. Mr. Kahan's annual salary for the first year shall be $300,000 subject to annual increases equal to the greater of the percentage increase in the consumer price index or six percent (6%) of the executive's previous year's base salary. Pursuant to the Employment Agreement, Mr. Kahan is required to devote substantially all his business time and attention to the business and affairs of the Company. Mr. Kahan is entitled to a bonus equal to ten percent (10%) of the Company's pre-tax profits for each year of the Agreement. Mr. Kahan is entitled to certain fringe benefits including an automobile allowance and reimbursements for charitable donations or contributions in an amount not to exceed $25,000. In the event that Mr. Kahan's employment is terminated by the Company other than for cause, he shall receive either a lump sum equal to his total compensation and benefits for the remaining balance of the term of the agreement, reduced to present value or such payments on a monthly basis.

         Mr. Kahan held no unexercised stock options at December 31, 1995 and no stock options were exercised by the named executive officer during the period ended December 31, 1995.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth, as of September 1, 1996, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:

                                                                             PERCENTAGE OF
                                                AMOUNT AND NATURE OF           OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)        BENEFICIAL OWNERSHIP(2)       SHARES OWNED(2)
---------------------------------------        -----------------------       ---------------
Brian A. Kahan..............................           4,435,653(3)               41.4%

Gerard N. Altieri...........................             723,733                   6.8%

Martha M. Little............................             243,212(4)                2.3%

Malcolm Leonard.............................              14,894(5)                 *

Robert Edelheit.............................              48,730                    *

Paul Heimberg...............................             161,782(6)                1.5%

Gary Splain.................................                 315                    *

All directors and executive officers
as a group (seven persons)..................           5,628,319(7)               52.6%

----------------------------
*        Less than 1%.

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 1225 Broken Sound Parkway, N.W., Suite A, Boca Raton, Florida 33451. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Proxy Statement have been exercised.

(3) Includes 3,759,328 shares of Common Stock held as Trustee for the Kahan Family Revocable Trust. Also includes 673,125 shares of Common Stock held by Mr. Kahan as custodian for his three minor children, Shannon A. Kahan (224,375 shares of Common Stock), Amanda R. Kahan (224,375 shares of Common Stock) and Heather S. Kahan (224,375 shares of Common Stock).

(4) Includes 15,594 shares of Common Stock held by Mrs. Little as custodia for her son Nathan D. Little.

(5) Includes 3,898 shares of Common Stock held by Mr. Leonard in a Joint Tenancy with a Right of Survivorship ("JTWROS") with his sister Corinne Leonard, 5,848 shares of Common Stock held by Mr. Leonard in a JTWROS with his daughter Jennifer Gottlieb and 5,848 shares of Common Stock held by Mr. Leonard in a JTWROS with his daughter Shari Leonard.

(6) Includes 3,898 shares of Common Stock held by Mr. Heimberg's wife, Denise Heimberg, (7) See notes 3 - 6 above.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    A.       EXHIBITS:

         EXHIBIT                      DESCRIPTION
         -------                      -----------
            3.1     CompScript's Articles of Incorporation (1)
            3.2 Amendments to CompScript's Articles of Incorporation dated April 24, 1996, 1996 and July 3, 1996*
            3.3     CompScript's Bylaws(1)
            4.1     Form of CompScript's Common Stock Certificate (2)
            4.2 Form of Warrant Agreement, dated June 14, 1990, between CompScript and Continental Stock Transfer & Trust
                    Company and Form of Warrants (10.1)(3)
            4.3     Form of CompScript Warrant Certificates (2)
           10.1     CompScript 1996 Stock Option Plan (4)
           10.2 Share Exchange Agreement, dated February 29, 1996, among Capital Brands, CompScript, Inc. and certain shareholders of CompScript, Inc. (10.1)(5)
           10.3 Employment Agreement dated August 19, 1996 between CompScript and Brian A. Kahan *
           10.4 Stock Purchase Agreement dated May 31, 1996 between CompScript and the Shareholders of Delta Pharmacy Services, Inc.(10.3)(6)
           10.5     Stock Purchase Agreement dated August 19, 1996 between
                    Delta CompScript and the Shareholders of SecurX,
                    Inc.(10.1)(7)
           22.1     CompScript's Subsidiaries*
           23.1     Consent of Ernst and Young LLP*

------------------------
         (1) Incorporated by reference to the exhibit of the same number filed with CompScript's Registration Statement on Form S-18 (No. 33-33988-A).

         (1) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Form 8-K dated September 2, 1994.

         (2) Incorporated by reference to the exhibit of the same number filed with CompScript's Form 10- KSB for the year ended December 31, 1994.

         (3) Incorporated by reference to exhibit number 19.1 of CompScript's Registration Statement on Form S-18 (No.33-33988-A).

         (4) Incorporated by reference to Appendix B of CompScript's Proxy Statement for the year ended 1995.

         (5) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Form 8-K dated March 14, 1996.

         (6) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Form 8-K dated June 14, 1996.

         (7) Incorporated by reference to the exhibit of the number indicated filed with Compscript's 8-K dated August 30, 1996.

         *        Filed herewith.

         B.       REPORTS ON FORM 8-K:

                  None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPSCRIPT, INC.

                        By: /S/ BRIAN A. KAHAN
                            ------------------------------------------
                                Brian A. Kahan, Chairman of the Board, Chief
                                Executive Officer [Principal Executive Officer]

                        By: /S/ GARY SPLAIN
                            ------------------------------------------
                                Gary Splain, Treasurer
                                [Principal Financial and Accounting Officer]

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  October 11, 1996               By:  /S/ BRIAN A. KAHAN
                                          ---------------
                                               Brian A. Kahan, Director

DATE:  October 11, 1996               By:  /S/ GERARD H. ALTIERI
                                          -----------------------------------
                                               Gerard H. Altieri, Director

DATE:  October 11, 1996               By:  /S/ PAUL HEIMBERG
                                          -----------------------------------
                                               Paul Heimberg, Director

DATE:  October 11, 1996               By:  /S/ MARTIN M. LITTLE
                                          -----------------------------------
                                               Martin M. Little, Director

DATE:  October 11, 1996               By:  /S/ ROBERT EDELHEIT
                                          -----------------------------------
                                               Robert Edelheit, Director

DATE:  October 11, 1996               By:  /S/ MALCOLM LEONARD
                                          -----------------------------------
                                               Malcolm Leonard, Director

                        TRANSITION REPORT ON FORM 10-KSB

                                     ITEM 7

                          LIST OF FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 1995

                                COMPSCRIPT, INC.

                               BOCA RATON, FLORIDA

Form 10-KSB-Item 7

List of Financial Statements

The following financial statements of CompScript, Inc. are included in Item 7:

   Balance Sheets--September 30, 1994 and 1995 and December 31, 1995

   Statements of Operations--Years ended September 30, 1994 and 1995 and the three months ended December 31, 1994 and 1995

   Statements of Shareholders' Equity--Years ended September 30, 1994 and 1995 and the three months ended December 31, 1994 and 1995

   Statements of Cash Flows--Years ended September 30, 1994 and 1995 and the three months ended December 31, 1994 and 1995

   Notes to Financial Statements--December 31, 1995

               Report of Independent Certified Public Accountants

The Board of Directors
  and Shareholders

CompScript, Inc.

We have audited the balance sheets of CompScript, Inc. as of September 30, 1994 and 1995, and December 31, 1995 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1995 and for the three months ended December 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CompScript, Inc. at September 30, 1994 and 1995, and December 31, 1995 and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1995 and for the three months ended December 31, 1994 and 1995, in conformity with generally accepted accounting principles.

West Palm Beach, Florida
August 23, 1996

                                CompScript, Inc.

                                 Balance Sheets

                                                                             SEPTEMBER               DECEMBER 31,
                                                                        1994            1995             1995
                                                                     -------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $  614,089      $  353,601       $  263,033
   Accounts receivable (net of allowances of $-0-, $-0-
     and $66, 845 at September 30, 1994 and 1995, and
     December 31, 1995, respectively)                                 1,685,843       1,713,145        1,728,408
   Inventory                                                            316,503         440,088          483,019
   Prepaid and other receivables                                         11,448          52,134           58,464
                                                                     -------------------------------------------
Total current assets                                                  2,627,883       2,558,968        2,532,924
Property and equipment, net                                             786,496         904,784          905,500

Other assets:
   Goodwill, less accumulated amortization of $65,817,
     $263,267 and $-0- at September 30, 1994 and 1995,
     and December 31, 1995, respectively                              3,883,174       3,685,724                -
   Other                                                                201,938         201,463          282,766
                                                                     -------------------------------------------
Total other assets                                                    4,085,112       3,887,187          282,766
                                                                     -------------------------------------------
Total assets                                                         $7,499,491      $7,350,939       $3,721,190
                                                                     ===========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $  323,738      $  258,707       $  366,659
   Accrued salaries and benefits                                        253,064         177,565           93,660
   Accrued expenses                                                       5,981               -            9,663
   Accrued pharmaceuticals dispensed by third parties                         -          36,127           63,701
   Income taxes payable                                                  89,040               -                -
   Leases payable                                                        86,650          66,586           57,951
   Line of credit                                                             -          34,889          121,756
   Notes payable                                                         14,310          18,469           18,257
                                                                     -------------------------------------------
Total current liabilities                                               772,783         592,343          731,647

Long-term debt:
   Leases payable                                                        42,808          53,259           45,357
   Notes payable                                                         21,810          12,652            7,820
                                                                     -------------------------------------------
Total long-term debt                                                     64,618          65,911           53,177
                                                                     -------------------------------------------
Total liabilities                                                       837,401         658,254          784,824

Shareholders' equity:
   Common stock, no par value--10,000,000 shares
     authorized, 2,039,840 shares issued and
     outstanding in 1994 and 1995                                     5,499,153       5,499,153        5,499,153
   Retained earnings (accumulated deficit)                            1,162,937       1,193,532       (2,562,787)
                                                                     -------------------------------------------
Total shareholders' equity                                            6,662,090       6,692,685        2,936,366
                                                                     -------------------------------------------
Total liabilities and shareholders' equity                           $7,499,491      $7,350,939       $3,721,190
                                                                     ===========================================

SEE ACCOMPANYING NOTES.

                                CompScript, Inc.

                            Statements of Operations

                                                         YEAR ENDED                     THREE MONTHS ENDED
                                                       SEPTEMBER 30                         DECEMBER 31
                                                   1994              1995             1994              1995
                                                  ---------------------------------------------------------------
Sales                                             $8,377,939       $10,485,269        $2,448,466      $ 2,903,723
Cost of sales                                      3,671,583         5,110,404         1,255,577        1,461,453
                                                  ---------------------------------------------------------------
Gross profit                                       4,706,356         5,374,865         1,192,889        1,442,270

Selling, general and administrative
   expenses                                        3,523,230         4,961,478         1,138,878        1,519,644
Provision for doubtful accounts                      203,136           213,102           143,102           74,448
Goodwill impairment charge                                 -                 -                 -        3,636,362
                                                  ---------------------------------------------------------------
Total operating expenses                           3,726,366         5,174,580         1,281,980        5,230,454
                                                  ---------------------------------------------------------------
Operating income (loss)                              979,990           200,285           (89,091)      (3,788,184)

Other:
   Interest and other income                          25,345            21,995             4,565            3,722
   Interest expense                                  (13,414)          (48,774)                -          (11,282)
                                                  ---------------------------------------------------------------
Income (loss) before income taxes                    991,921           173,506           (84,526)      (3,795,744)
Provision (benefit)
   for income taxes                                  394,468           142,911           (11,304)         (39,425)
                                                  ---------------------------------------------------------------
Net income (loss)                                 $  597,453       $    30,595        $  (73,222)     $(3,756,319)
                                                  ===============================================================

Net income (loss) per share                       $     0.34       $      0.02        $    (0.04)     $     (1.84)
                                                  ===============================================================

Weighted average shares outstanding                1,773,347         2,039,840         2,039,840        2,039,840
                                                  ===============================================================

SEE ACCOMPANYING NOTES.
                                        3

                                CompScript, Inc.

                       Statements of Shareholders' Equity

                                                                                  RETAINED
                                                    COMMON STOCK                  EARNINGS               TOTAL
                                               ----------------------           (ACCUMULATED          SHAREHOLDERS'
                                                SHARES          AMOUNT            DEFICIT)              EQUITY
                                               --------------------------------------------------------------------
Balance at September 30, 1993                  1,640,100       $1,501,753        $   565,484            $2,067,237
   Net income                                          -                -            597,453               597,453
   Stock issued for acquisition                  399,740        3,997,400                  -             3,997,400
                                               -------------------------------------------------------------------
Balance at September 30, 1994                  2,039,840        5,499,153          1,162,937             6,662,090
   Net loss                                            -                -            (73,222)              (73,222)
                                               -------------------------------------------------------------------
Balance at December 31, 1994                   2,039,840        5,499,153          1,089,715             6,588,868
   Net income                                          -                -            103,817               103,817
                                               -------------------------------------------------------------------
Balance at September 30, 1995                  2,039,840        5,499,153          1,193,532             6,692,685
   Net loss                                            -                -         (3,756,319)           (3,756,319)
                                               -------------------------------------------------------------------
Balance at December 31, 1995                   2,039,840       $5,499,153        $(2,562,787)           $2,936,366
                                               ===================================================================

SEE ACCOMPANYING NOTES.

                                CompScript, Inc.

                            Statements of Cash Flows

                                                                  YEAR ENDED                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30                    DECEMBER 31
                                                             1994            1995           1994            1995
                                                          -----------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                         $   597,453      $  30,595       $ (73,222)     $(3,756,319)
Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization of leasehold
       improvements                                           151,906        199,568          39,301           56,622
     Gain on sale of property and equipment                    (4,052)        (2,270)              -                -
     Amortization of organization costs and goodwill           68,302        199,935          49,984           49,984
     Goodwill impairment charge                                     -              -               -        3,636,362
     Provision for doubtful accounts                          203,136        213,102         143,102           74,448
     Changes in operating assets and liabilities:
       Accounts receivable                                   (926,465)      (240,404)        (32,067)         (89,711)
       Inventory                                              (21,422)      (123,585)         80,184          (42,931)
       Prepaid and other receivables                           (4,967)       (40,686)            136           (6,330)
       Other assets                                           (25,472)        (2,010)        (40,220)         (54,425)
       Accounts payable and accrued expenses                   80,813       (199,424)       (294,101)          61,284
                                                          -----------------------------------------------------------
Net cash provided (used) by operating activities              119,232         34,821        (126,905)         (71,016)

INVESTING ACTIVITIES
Purchase of property and equipment                           (338,270)      (261,147)       (107,749)         (57,338)
Other assets                                                 (180,500)             -               -                -
                                                          -----------------------------------------------------------
Net cash used in investing activities                        (518,770)      (261,147)       (107,749)         (57,338)

FINANCING ACTIVITIES
Proceeds from line of credit                                        -         37,154               -           92,563
Repayment of line of credit                                         -              -               -           (5,696)
Proceeds from notes payable                                    45,904         50,407          40,200                -
Repayment of notes and leases payable                        (175,825)      (121,723)        (36,238)         (21,581)
Payment of deferred acquisition costs                               -              -               -          (27,500)
                                                          -----------------------------------------------------------
Net cash (used) provided by financing activities             (129,921)       (34,162)          3,962           37,786
                                                          -----------------------------------------------------------
Net decrease in cash and cash equivalents                    (529,459)      (260,488)       (230,692)         (90,568)
Cash and cash equivalents at beginning of period            1,143,548        614,089         614,089          353,601
                                                          -----------------------------------------------------------
Cash and cash equivalents at end of period                $   614,089      $ 353,601       $ 383,397      $   263,033
                                                          ===========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                $   600,243      $ 272,444       $       -      $         -
                                                          ===========================================================
Cash paid for interest                                    $    13,414      $  28,203       $       -      $     6,139
                                                          ===========================================================

Fixed assets acquired pursuant to capital lease
   obligations                                            $    81,496      $  54,550       $       -      $         -
                                                          ===========================================================

SEE ACCOMPANYING NOTES.


                                CompScript, Inc.

                          Notes to Financial Statements

                               September 30, 1995

1. THE COMPANY

Aldencare, Inc. (the Company) was incorporated under the laws of the State of Florida on October 3, 1991. The Company was organized for the purpose of supplying prescription pharmaceuticals, consulting, enteral and parental therapies, and home health care services to long-term and alternate care providers.

In June 1994, the Company acquired substantially all of the assets of CompScript, Inc. (CompScript) through the issuance of 399,740 shares of common stock to the former owners of CompScript in exchange for all of the then outstanding common stock of CompScript. The common stock of CompScript was retired, and its assets and operations were merged with those of the Company; although they are segregated in the accounting records of the Company as the Ohio Division. Effective January 1, 1995, the Company changed its name to CompScript, Inc.

An additional 399,740 shares of common stock were placed in escrow pending the future attainment of specified operating results by the Ohio Division as outlined in the acquisition agreement. This transaction was recorded as a purchase because of the contingent issuance of additional shares of common stock based upon the future operations of the Ohio Division.

As a result of this acquisition, fixed assets of $48,409 were acquired and goodwill in the amount of $3,948,991 was recorded. The 399,740 shares issued were valued at $10 per share which was the price paid by outside investors in the most recent offering of common stock. The value of the 399,740 shares placed in escrow were never included in the purchase price because there was no assurance that the Ohio Division would attain the specified operating results within the required time period. In February 1996, the former owners of CompScript and management of the Company mutually agreed that the contingent shares held in escrow were to be permanently eliminated.

The Ohio Division provides insurance administration services and promotional services for its mail-order pharmacy division in the State of Ohio. The operating results from June 2, 1994 through September 30, 1994 have been included in the statement of income for the year ended September 30, 1994.

                                CompScript, Inc.

1. THE COMPANY (CONTINUED)

On April 26, 1996, shareholders who previously owned approximately 93% of the Company exchanged their shares of the Company's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company involved in the development of consumer-based businesses in the Republic of Poland (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse purchase of Capital by the Company pursuant to which the Company was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition, consisting of cash and marketable equity securities. As Capital had no operations as of the Acquisition date, no pro forma financial information is presented.

On May 31, 1996, in a transaction accounted for as a pooling of interests, the Company acquired Delta Pharmacy Services, Inc. (Delta). In connection with the transaction, the Company exchanged 666,350 shares of the Company's common stock for all of the outstanding common stock of Delta. Delta is in the business of supplying prescription pharmaceuticals, consulting and enteral and parental therapies to long-term and alternate care providers.

On August 19, 1996, in a transaction accounted for as a pooling of interests, the Company acquired SECURx, Inc. (SECURx). In connection with the transaction, the Company exchanged 187,500 shares of the Company's common stock for all of the outstanding common stock of SECURx. SECURx is in the business of selling and distributing prescription drugs to the general public through corporate sponsored benefit plans of employers located in the northeastern United States.

The following unaudited pro forma summary presents the combined results of operations as if the pooling-of-interest transactions had occurred on October 1, 1993. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                          YEAR ENDED                     THREE MONTHS ENDED
                                        SEPTEMBER 30                          DECEMBER 31
                                  -----------------------------------------------------------------
                                     1994                1995             1994              1995
                                  -----------------------------------------------------------------
Total sales:
   CompScript                     $8,377,939          $10,485,269      $2,448,466        $2,903,723
   Pooled entities                   133,584            2,954,121         360,862         2,037,245
                                  -----------------------------------------------------------------
Combined                          $8,511,523          $13,439,390      $2,809,328        $4,940,968
                                  =================================================================

                                CompScript, Inc.

                                                        YEAR ENDED                     THREE MONTHS ENDED
                                                       SEPTEMBER 30                        DECEMBER 31
                                               -------------------------------- ---------------------------------
                                                   1994             1995              1994              1995
                                               --------------- ---------------- ----------------- ---------------
Net income (loss):
   CompScript                                  $   597,453        $      30,595    $    (73,222)      $(3,756,319)
   Pooled entities                                (109,569)            (131,563)       (130,990)         (161,453)
                                               --------------- ---------------- ----------------- ---------------
Combined                                       $   487,884        $    (100,968)   $   (204,212)      $(3,917,772)
                                               =============== ================ ================= ===============
Net income (loss) per share:

   CompScript                                  $      0.06        $        0.00    $      (0.01)      $     (0.37)
   Pooled entities                                   (0.01)               (0.01)          (0.01)            (0.02)
                                               --------------- ---------------- ----------------- ---------------
Combined                                       $      0.05        $       (0.01)   $      (0.02)      $     (0.39)
                                               =============== ================ ================= ===============

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation of equipment and amortization of leasehold improvements is computed using the straight-line method over the estimated useful lives of the related assets, ranging from five to seven years. Expenditures for maintenance and repairs are charged to expense as incurred.

REVENUE RECOGNITION

Revenue and the related cost of sales are recognized when services are provided or products are delivered.

                                CompScript, Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

Deferred income taxes are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates for the years in which the taxes are expected to be paid or recovered.

NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of common shares outstanding as the effect of the Company's outstanding common stock equivalents was antidilutive for all periods presented.

FASB STATEMENT NO. 121

In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement, which is effective for the Company's fiscal year ending December 31, 1996, requires that long-lived assets and certain intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the asset are less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the carrying amount over the fair value of the assets. The Company will review for impairment of its long-lived assets in 1996 using the methodology prescribed by FASB Statement No. 121, and, based on current circumstances, does not believe the effect of adoption will be material.

FASB STATEMENT NO. 123

In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The new standard, which is effective for the Company's fiscal year ending December 31, 1996, encourages companies to use the fair value method of accounting for the issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to FASB

                                CompScript, Inc.

Statement No. 123, companies are also permitted to continue to account for employee stock-based transactions under Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, but would be required to disclose in a note to the financial statements pro forma net income and per share amounts as if the Company had applied the new method of accounting.

Currently, the Company has elected to follow APB Opinion No. 25 to account for its employee stock options. Under APB Opinion No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has not yet determined if it will elect to change its method of accounting for the issuance of stock options and other equity instruments to the fair value method, nor has it determined the effect the new standard will have on its operating results and per share results should it elect to make such a change.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual result could differ from those estimates.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                             SEPTEMBER 30                DECEMBER 31,
                                                         1994             1995                1995
                                                      ------------------------------------------------
         Furniture and equipment                      $   712,772      $   952,785          $1,010,123
         Automobiles                                       85,728           99,673              99,673
         Leasehold improvements                            49,407           58,865              58,865
         Assets under capital leases                      211,782          266,222             266,222
                                                      ------------------------------------------------
                                                        1,059,689        1,377,545           1,434,883
         Less accumulated depreciation                   (273,193)        (472,761)           (529,383)
                                                      ------------------------------------------------
                                                      $   786,496      $   904,784          $  905,500
                                                      ================================================

                                       10

                                CompScript, Inc.

4. GOODWILL IMPAIRMENT

At December 31, 1995, the Company recognized a goodwill impairment charge of approximately $3.6 million, with no associated tax benefit, related to the 1994 acquisition of its Ohio Division. The Ohio Division was purchased to be the Company's entry into the workers compensation, pharmacy benefits management
(PBM) line of business. During the three months ended December 31, 1995, the contracts attributed to the Ohio Division generated minimal revenue due in part to the nonexclusive nature of the contracts. In addition, the inability of the Ohio Division to convert existing relationships with prospective clients into new PBM contracts or to secure new prospective clients has contributed to significant operating losses and negative cash flows relative to the Ohio Division. Based on the continuing poor financial results and the failure to obtain new contracts, the Company believes that the PBM business acquired with the Ohio Division will not generate positive cash flows in the foreseeable future and the strategy to implement this line of business within the Ohio Division, will no longer be a priority of the Company. Therefore, the Company wrote-off the unamortized carrying value of the goodwill of approximately $3.6 million on December 31, 1995.

5. NOTES PAYABLE

The Company has entered into various notes payable bearing interest at rates ranging from 6% to 10% and expiring at various dates through June 1998. The outstanding balances as of September 30, 1994 and 1995, and December 31, 1995 are $36,120, $31,121 and $26,077, respectively. The carrying value of the Company's notes payable approximates fair market value.

At December 31, 1995, annual payments on notes payable are as follows:

         1996                                          $18,257
         1997                                            5,950
         1998                                            1,870
                                                       =======
                                                       $26,077
                                                       =======

6. LINE OF CREDIT

In May 1995, the Company entered into a line-of-credit agreement which permits borrowings up to $750,000. The line of credit is due upon demand and is secured by substantially all of the assets of the Company. Interest is payable monthly at prime plus .25% (9.00% and 8.75% at September 30, 1995 and December 31, 1995, respectively) with a .25% fee on the unused portion of the line. Approximately $35,000 and $122,000 is outstanding at September 30, 1995 and December 31, 1995, respectively.

                                CompScript, Inc.

7. INCOME TAXES

The components of the provision (benefit) for income taxes are as follows:

                                                YEAR ENDED                    THREE MONTHS ENDED
                                               SEPTEMBER 30                       DECEMBER 31
                                          1994             1995              1994             1995
                                        -------------------------------------------------------------
         Current:
            Federal                     $336,039           $121,867         $ 22,293         $      -
            State                         58,429             21,044            3,816                -
                                        -------------------------------------------------------------
                                         394,468            142,911           26,109                -

         Deferred                              -                  -          (37,413)         (39,425)
                                        =============================================================
         Total                          $394,468           $142,911         $(11,304)        $(39,425)
                                        =============================================================

Deferred income taxes are included in other assets on the balance sheet, and reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                 SEPTEMBER 30    DECEMBER 31,
                                                  1994     1995      1995
                                                 ----------------------------
  Deferred tax assets:
     Net operating loss carryforwards             $  -    $  -     $14,271
     Change in allowance for
       uncollectible accounts                        -       -      25,154
                                                  ------------------------
                                                  $  -    $  -     $39,425
                                                  ========================

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that no valuation allowance is necessary at December 31, 1995. At December 31, 1995, the Company has available net operating loss carryforwards of $37,926, which expire in the year 2010.

                                CompScript, Inc.

7. INCOME TAXES (CONTINUED)

The differences between the provision for income taxes and the amount which results from applying the federal and state statutory tax rates to income before income taxes are as follows:

                                                        YEAR ENDED                    THREE MONTHS ENDED
                                                       SEPTEMBER 30                       DECEMBER 31
                                                    1994             1995              1994              1995
                                                  --------------------------------------------------------------
Income tax expense (benefit) at
   statutory rate                                 $337,253          $ 58,992         $(28,739)       $(1,290,553)
State income tax expense (benefit), net
                                                    39,677             6,940           (1,090)            (3,803)
Interest income not taxable                         (8,091)                -                -                  -
Goodwill amortization notdeductible
  for tax purposes                                  25,010            75,031           16,783             16,783
Goodwill impairment charge not
   deductible for tax purposes                           -                 -                -          1,236,363
Other                                                  619             1,948            1,742              1,785
                                                  ==============================================================
                                                  $394,468          $142,911         $(11,304)       $   (39,425)
                                                  ==============================================================

8. LEASE COMMITMENTS

The Company has various operating leases, primarily relating to branch offices and warehouse facilities. The leases have various renewal options and often require the Company to make additional payments for maintenance costs. The commitment on the primary branch office is under a five-year lease expiring December 31, 1996 and subject to escalation clauses as defined in the lease agreement. Total rent expense for the years ended September 30, 1994 and 1995 and for the three months ended December 31, 1994 and 1995 amounted to $80,477, $94,144, $27,253 and $27,683, respectively.

Approximate future minimum annual rentals under noncancelable operating leases with initial or remaining terms in excess of one year are:

         1996                                                 $108,897
         1997                                                   30,903
         1998                                                   27,782
         1999                                                   16,005
                                                                 5,935
                                                              --------
                                                              $189,522
                                                              ========

                                CompScript, Inc.

9. CAPITAL LEASES

The Company leases certain equipment under long-term capital leases. Most of the Company's leases are for a period of three years. Future obligations are as follows:

         Year ending December 31,
            1996                                               $ 69,712
            1997                                                 37,390
            1998                                                 17,306
                                                               --------
                                                                124,408
         Less interest                                          (21,100)
                                                               --------
                                                               $103,308
                                                               ========

10. PROFIT SHARING PLAN

In 1993, the Company established a profit sharing savings plan (the Plan) that qualifies as a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Under the Plan, participating employees may defer up to 20% of their pre-tax salary before reduction, but not more than approximately $9,240 per plan year. The Company may make matching or other contributions to the Plan There have been no Company contributions to the Plan for the fiscal years ended September 30, 1994 and 1995 and during the three months ended December 31, 1994 and 1995.

11. STOCK OPTION PLAN

In October 1994, the Company adopted a stock option plan (the Option Plan). The Option Plan provides for the granting of both incentive stock options and nonqualified stock options for the purchase of up to 200,000 shares of the Company's common stock. Under the Option Plan, incentive stock options were granted during 1995 to purchase 19,100 shares of the Company's common stock for a period of eight years from October 1996 at an exercise price of $10 per share There were no nonqualified options granted as of December 31, 1995. There were no options exercised during the year.

In May 1996, the Company (subsequent to the Acquisition) adopted a stock option plan (the 1996 Plan). The 1996 Plan provides for the granting of both incentive stock options and nonqualified stock options for the purchase of up to 900,000 shares of the Company's common stock. Stock options granted under the 1996 Plan expires after ten years from the date of grant.

                                CompScript, Inc.

12. SUBSEQUENT EVENTS

In July 1996, the shareholders of the Company increased the authorized common stock of the Company to 50,000,000 shares of common stock, par value $.0001 per share.