Form 10QSB
period 1996-09-30
COMSCRIPTS INC
filed 1996-11-19
CIK 862147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[x] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the quarterly period ended September 30, 1996


[ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                   For the transition period from ____________ to ____________.


                         Commission file number 0-20594


                                COMPSCRIPT, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               FLORIDA                                     65-0506539
 -------------------------------                       -------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)


                       1225 BROKEN SOUND PKWY. N.W., STE A
                            BOCA RATON, FLORIDA 33487
                     ---------------------------------------
                     (Address of Principal Executive Office)

                                 (407) 994-8585
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [x]   No [ ]


The number of shares outstanding of the issuer's common stock, par value $.01 per share as of November 12, 1996 was 10,788,138

Traditional Small Business Disclosure Format:     Yes [x]   No [ ]

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS





                                                                         PAGE
                                                                         ----
PART I.  FINANCIAL INFORMATION

      ITEM. 1            Financial Statements (Unaudited)

                         Consolidated Condensed Balance Sheets as
                         of September 30, 1996 and December 31,
                         1995                                              2

                         Consolidated Condensed Statements of
                         Operations for the Nine Months Ended
                         September 30, 1996 and 1995                       3

                         Consolidated Condensed Statement of
                         Shareholders Equity for the Nine Months
                         Ended September 30, 1996                          4

                         Consolidated Condensed Statements of Cash
                         Flows for the Nine Months Ended September
                         30, 1996 and 1995                                 5

                         Notes to Consolidated Condensed Financial
                         Statements                                       6-10



      ITEM. 2            Management's Discussion and Analysis or
                         Plan of Operation                               11-14


PART II.  OTHER INFORMATION

      ITEM. 6            Exhibits & Reports on Form 8-K



SIGNATURES

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)




                                                           SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                         1996                1995
                                                           -------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                              $   861,190        $    315,765
    Accounts receivable (net of
        allowances of $194,850 and
        $79,888 at September 30, 1996 and
        December 31, 1995, respectively)                     2,691,176           2,167,004
    Inventory                                                  887,153             772,608
    Prepaid and other receivables                              116,849              69,650
    Receivable from sale of marketable securities            1,125,000                -
                                                           -----------         -----------
        Total Current Assets                                 5,681,368           3,325,027
                                                           -----------         -----------

Property and equipment, net                                  1,032,030           1,138,563

Other assets                                                   577,735             487,339
                                                           -----------         -----------

           Total Assets                                   $  7,291,133        $  4,950,929
                                                          ============        ============


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                      $    878,197        $  1,233,029
    Accrued salaries and benefits                              164,993             111,897
    Accrued expenses                                           443,835             261,469
    Accrued pharmaceuticals dispensed by
        third parties                                          137,552              63,701
    Leases payable                                              57,143              64,400
    Line of credit                                             231,312             204,747
    Notes payable                                              300,997             301,539
                                                           -----------         -----------
           Total Current Liabilities                         2,214,029           2,240,782
                                                           -----------         -----------

Long-term debt:
    Leases payable                                              21,304              59,056
    Notes payable                                               14,461              14,873
                                                           -----------         -----------
           Total long-term debt                                 35,765              73,929
                                                           -----------         -----------
           Total liabilities                                 2,249,794           2,314,711
                                                           -----------         -----------

MINORITY INTEREST IN CONSOLIDATED
    SUBSIDIARY                                                 209,106                -
                                                           -----------         -----------

SHAREHOLDERS' EQUITY:
    Common Stock, $.0001 par value in
        1996, no par value in 1995,
        50,000,000 and 10,000,000 shares
        authorized; 10,718,107 and 2,258,867
        shares issued and outstanding in
        1996 and 1995, respectively                              1,072           5,499,176
    Additional Paid in Capital                               7,644,189             102,414
    Accumulated Deficit                                     (2,813,028)        ( 2,965,372)
                                                            ----------         -----------
           Total Shareholders' Equity                        4,832,233           2,636,218
                                                           -----------         -----------
           Total Liabilities and
                Shareholders' Equity                      $  7,291,133        $  4,950,929
                                                          ============        ============

                                              See Accompanying Notes

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                              THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                            SEPTEMBER 30,
                                                       ---------------------------------         --------------------------------
                                                         1996                 1995                 1996                 1995
                                                       ------------         ------------         ------------         -----------
SALES                                                 $  5,304,280          $ 4,483,493          $15,616,688          $10,615,765

COST OF SALES                                            3,179,730            2,553,598            9,383,573            5,711,652
                                                       -----------           ----------           ----------           ----------

GROSS PROFIT                                             2,124,550            1,929,895            6,233,115            4,904,113
                                                       -----------           ----------           ----------           ----------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                2,022,796            1,716,922            5,901,168            4,617,985

MERGER COSTS                                               301,673                 -                 301,673                 -
                                                       -----------           ----------           ----------           ----------

OPERATING (LOSS) INCOME                                (   199,919)             212,973               30,274              286,128

OTHER:
  Interest and other income                                  2,524                7,184               21,372               17,430
  Interest expense                                     (    39,158)          (   33,748)          (   91,518)          (   67,581)
                                                       -----------           ----------           ----------           ----------

(LOSS)INCOME BEFORE INCOME
  TAXES AND MINORITY INTEREST                          (   236,553)             186,409           (   39,872)             235,977

BENEFIT (PROVISION) FOR
  INCOME TAXES                                              88,708           (   87,596)              77,007           (  154,215)

MINORITY INTEREST IN
  NET LOSS OF SUBSIDIARY                                     8,958                 -                  13,522                 -
                                                       -----------           ----------          -----------           ----------

NET (LOSS) INCOME                                     $(   138,887)         $    98,813          $    50,657          $    81,762
                                                       ===========           ==========           ==========           ==========

NET (LOSS) INCOME PER SHARE                           $(       .01)         $       .03          $       .01          $       .03
                                                       ===========           ==========          ===========           ==========

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
  USED IN COMPUTATION OF
  PER SHARE DATA                                        10,678,120            2,893,860            6,958,598            2,893,860
                                                       ===========           ==========           ==========           ==========

PRO FORMA DATA:
  Historical (loss) income
      before income taxes                             $(   236,553)         $   186,409          $(   39,872)         $   235,977
  Pro-forma income tax benefit
     (expense)                                              88,708           (   69,903)              14,952           (  144,024)
  Minority interest                                          8,958                 -                  13,522                 -
                                                       -----------           ----------           ----------           ----------

  Pro-forma net (loss) income                         $(   138,887)         $   116,506          $(   11,398)         $    91,953
                                                       ===========           ==========           ==========           ==========
  Pro-forma net (loss) income
      per share                                       $(       .01)         $       .04          $(      .00)         $       .03
                                                       ===========           ==========           ==========           ==========
  Pro-forma weighted average
     shares outstanding                                 10,678,120            2,893,620            6,958,598            2,893,620
                                                       ===========           ==========           ==========           ==========


                                              See Accompanying Notes

                        COMPSCRIPT, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 (UNAUDITED)




                                                COMMON STOCK                ADDITIONAL
                                        ------------------------------        PAID IN             ACCUMULATED
                                         SHARES              AMOUNT           CAPITAL               DEFICIT           TOTAL
                                       ----------         -----------       -----------          ------------      -----------
Balances, December 31, 1995             2,258,867         $ 5,499,176       $   102,414          $( 2,965,372)     $ 2,636,218

Capital Brands Transaction:

   Acquisition of existing
       common shares net of
       costs of $1,162,201              1,806,750                 181         1,212,622                  -           1,212,803

   Issuance of Common stock             7,394,982                 739         5,498,414                  -           5,499,153

   Receipt of CompScript-Boca
       Common stock                    (2,039,840)         (5,499,153)       (  222,628)                 -          (5,721,781)

Common shares issued to
   reflect 3.898373 to 1
   conversion for shares issued
   as a result of poolings                634,823                  63              -                     -                  63

Transfer of Delta Pharmacy
   Services, Inc. deficit
   to additional paid in
   capital upon conversion
   from an S corporation to
   a C corporation                           -                    -          (  101,687)              101,687             -

Shares issued upon exercise
   of warrants                             37,525                   4           198,866                  -             198,870

Shares issued upon
   exercise of stock options              625,000                  62           956,188                  -             956,250

Net income for the period                                                                              50,657           50,657
                                       ----------           ---------        ----------           -----------       ----------

Balances, September 30, 1996           10,718,107         $     1,072      $  7,644,189         $ ( 2,813,028)    $  4,832,233
                                      ===========          ==========       ===========          ============      ===========






                                                          See Accompanying Notes

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)





                                                                   NINE MONTHS                 NINE MONTHS
                                                                     ENDED                       ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                     1996                          1995
                                                                 ----------                  ----------
OPERATING ACTIVITIES:
  Net income (loss)                                              $  50,657                   $   81,762
  Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
        Depreciation and amortization                              320,208                      343,739
        Provision for doubtful accounts                            227,540                       72,750
        Minority Interest                                          (13,522)                         -
        Changes in assets and liabilities,
          net of business acquisition:
             Accounts receivable                                  (751,712)                    (442,182)
             Inventory                                            (114,545)                    (293,328)
             Prepaid and other receivables                         (47,199)                     (36,826)
             Other assets                                          (98,495)                    (156,904)
             Accounts payable and accrued expenses                 (45,519)                     712,788
  Net cash (used in) provided by operating                        ---------                   ----------
     activities                                                   (472,587)                     281,799
                                                                  ---------                   ----------
INVESTING ACTIVITIES:
  Purchases of property and equipment                             (180,509)                    (325,122)
  Net cash acquired in business acquisition                        394,049                           -
                                                                  ---------                   ----------
  Net cash provided by (used in) investing activities              213,540                     (325,122)
                                                                  ---------                   ----------

FINANCING ACTIVITIES:
  Proceeds from lines of credit and notes payable                  400,000                      177,768
  Repayment of lines of credit                                    (373,435)                     (72,254)
  Proceeds from exercise of stock options
     and warrants                                                  823,870                          -
  Repayment of notes and leases payable                            (45,963)                     (43,154)
                                                                 ---------                   ----------
  Net cash provided by financing activities                        804,472                       62,360
                                                                 ---------                   ----------
  Net increase in cash and cash equivalents                        545,425                       19,037
  Cash and cash equivalents at beginning
     of period                                                     315,765                      385,357
                                                                 ---------                   ----------
  Cash and cash equivalents at end of period                     $ 861,190                   $  404,394
                                                                 =========                   ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for income taxes                                     $ 125,623                   $  272,444
                                                                 =========                   ==========

  Cash paid for interest                                         $  70,695                   $   47,010
                                                                 =========                   ==========


                                              See Accompanying Notes

                       COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)


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

         The purchase price of the Company by CompScript-Boca of approximately $3,312,201 was comprised of the 1,806,750 shares deemed to have been issued and acquisition costs. The purchase price was allocated to the estimated fair value of assets acquired of $2,150,000, and the acquisition costs of $1,162,201 were charged against paid in capital since the Company had insignificant operations at the date of the reverse acquisition.

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

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                         ------------------------------------
                                              1996                    1995
                                         -------------          -------------
                                          (UNAUDITED)             (UNAUDITED)

Pro forma net sales                      $  15,616,688          $  10,615,765
                                          ============           ============
Pro forma net income                     $      50,657          $      81,762
                                          ============           ============
Pro forma net income per share           $         .01          $         .03
                                          ============           ============

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (CONTINUED)
                                   (UNAUDITED)



         On May 31, 1996, the Company acquired 100% of the outstanding common stock of Delta Pharmacy Services, Inc. ("Delta") in exchange for issuance of 666,350 shares of the Company's Common Stock. On August 19, 1996, the Company acquired 100% of the outstanding common stock of SECURx, Inc. ("SECURx") in exchange for 187,500 shares of the Company's Common Stock. The acquisitions have been accounted for as poolings of interest. The accompanying financial statements, and the pro-forma summary presented above for all periods presented have been restated to reflect the combination. Condensed results of the CompScript and pooled entities for all periods presented are as follows:

                          THREE MONTHS ENDED            NINE MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                        ------------------------     ---------------------------
                           1996          1995           1996            1995
                        ----------     ---------     -----------     -----------
Total Revenues:
   CompScript          $ 3,645,895    $2,863,234    $  9,855,890    $  8,036,803
   Pooled entities       1,658,385     1,620,259       5,760,798       2,578,962
                        ----------     ---------     -----------     -----------
         Combined      $ 5,304,280    $4,483,493    $ 15,616,688    $ 10,615,765
                        ==========     =========     ===========     ===========

Net Income(Loss):
   CompScript          $(  302,477)*  $   77,135    $(   190,559)*  $     88,833
   Pooled entities         163,590        21,678         241,216     (     7,071)
                        ----------     ---------     -----------     -----------
         Combined      $(  138,887)       98,813    $     50,657    $     81,762
                        ==========     =========     ===========     ===========

*Includes a one time after tax charge of $188.546 relating to $301.673 of merger costs associated with the acquisitions of Delta and SECURx.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION
         The accompanying consolidated condensed financial statements included the accounts of the Company and all of its subsidiaries, which are majority-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated condensed financial statements as of September 30, 1996 and 1995 are unaudited. The consolidated condensed balance sheet as of December 31, 1995 was derived from the December 31, 1995 audited balance sheet included in the Company's Transition Report on Form 10-KSB filed on October 11, 1996, in connection with the reverse acquisition described in
Note 1. Such balance sheet was restated to reflect the May 31, 1996 and August 19, 1996 acquisitions of Delta and SECURx which were accounted for as a poolings of interest. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (CONTINUED)
                                   (UNAUDITED)


In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods presented.

         In connection with the reverse acquisition described in Note 1, the Company changed the year end of the accounting acquiror, CompScript-Boca to December 31, to conform to the Company's year end. The Company filed a Transition Report on Form 10-KSB on October 11, 1996 covering the transition period.

         Results for the nine month period ended September 30, 1996 are not necessarily indicative of the results to be achieved for the year ending December 31, 1996.

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

NET INCOME (LOSS) PER SHARE
         Net income (loss) per share for three and nine month periods ended September 30, 1996 and 1995, have been calculated based upon the weighted average number of common shares outstanding after giving effect to the dilutive effect of outstanding options and warrants during the periods in which their inclusion was dilutive.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (CONTINUED)
                                   (UNAUDITED)


         The pro forma net income (loss) per share data has been calculated after giving effect to the income tax matters discussed more fully in Note 3.

         All weighted average shares outstanding have been adjusted to reflect the 666,350 and 187,500 shares of Common Stock issued in the acquisitions of Delta and SECURx.

3.  INCOME TAXES:

         The income tax provisions for the three and nine month periods ended September 30, 1996 and 1995, have been calculated by applying the Company's estimated effective tax rate for the years 1996 and 1995 after giving effect to the matters described in the following paragraphs. The effective tax rates were calculated assuming the use of a calendar year for tax reporting purposes.

         For the three and nine month periods ended September 30, 1995 the relationship of the provision for income taxes to pre-tax income reflects the non-deductibility of goodwill amortization of $49,362 and $148,087, respectively, and the non-taxability of Subchapter S income of Delta of $ 17,901 and $ 46,650, respectively.

         For the three and nine month periods ended September 30, 1996, the relationship of the provision for income taxes to pre-tax income reflects the exclusion of the Subchapter S earnings of Delta from the tax provision computation from the beginning of the periods to the date of acquisition. Concurrent with the acquisition of Delta on May 31, 1996, Delta converted to C corporation status and its earnings from that date until September 30, 1996 were included in the tax provision computation.

4.  SHAREHOLDERS' EQUITY:

         At September 30, 1996, the Company had reserved the following shares of Common Stock for issuance pursuant to outstanding warrants and options:

                  Class A Warrants, exercisable
                      at $4.40 per share through
                      December 31, 1996                   29,800

                  Class B Warrants, exercisable
                      at $5.43 per share through
                      December 31, 1996                  131,275

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1996 (CONTINUED)
                                   (UNAUDITED)


                  Options, exercisable at $6.00
                      to $10.00 per share through
                      January 12, 1999                    300,000

                  Stock option plan                       900,000
                                                        ---------
                      Total                             1,361,075
                                                        =========

         During the nine months September 30, 1996, the Company issued 37,525 shares of Common Stock upon the exercise of 12,000 Class A and B Warrants and received cash of $198,870. In addition, the Company issued 625,000 shares of Common Stock upon the exercise of 625,000 options at $1.00 per share, and received cash of $625,000.

         On August 27, 1996, the Company granted 738,100 stock options to officers and employees at an exercise price of $5.13 per share, all of which become exercisable on January 1, 1997.

5.       SALE OF MARKETABLE SECURITIES:

         On July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation("QPQ") to a major shareholder of QPQ in exchange for a non-recourse promissory note in the original principal amount of $1,125,000, payable in full, including accrued interest on July 26, 1997. The note may be paid in whole or part at any time during its term without penalty. The 1,125,000 shares will serve as collateral for the note subject to release upon payment of the principal amount or portions thereof.

6.       SUBSEQUENT EVENTS:

         On October 31, 1996, the Company received a commitment from a major regional bank for a $5,000,000 secured revolving line of credit and a five year $500,000 term loan. The new line of credit and term loan replace the Company's existing $750,000 credit facility with the same bank.

         On November 13, 1996, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Medical Services Consortium, Inc. ("MSC"). MSC is a privately-held provider of institutional pharmacy and related services serving long-term care facilities primarily located in southern Florida's Dade, Broward and Monroe Counties.

ITEM 2            MANAGEMENTS DISCUSSION AND ANALYSIS
                  OR PLAN OF OPERATION


GENERAL

         As a result of the Company's (formerly Capital Brands, Inc.) recent share exchange agreement with CompScript-Boca (formerly CompScript, Inc.) which closed on April 26, 1996 where shareholders of CompScript-Boca exchanged approximately 93% of the outstanding Common stock of CompScript-Boca for approximately 80% of the outstanding Common shares of the Company, the Company is now principally engaged in the business of providing comprehensive pharmacy management services as more fully described below. In connection with the share exchange agreement, the Company divested itself of its equity interests in Family Chicken, Inc., International Fast Food Corporation and International Hotel Corporation and retained ownership of 1,125,000 shares of Common stock of QPQ Corporation which constituted 15.6% of QPQ's outstanding shares on such date.

         In connection with the expansion of its pharmacy management business on May 31, 1996, the Company acquired 100% of the Common stock of Delta Pharmacy Services, Inc. ("Delta") in exchange for issuance of 666,350 shares of the Company's Common Stock. On August 19, 1996, the Company acquired 100% of the outstanding common stock of SECURx, Inc. ("SECURx") in exchange for 187,500 shares of the Company's Common Stock. The acquisitions have been accounted for as poolings of interest. All data included in the following discussions has been restated to reflect the combination of Delta and SECURx for all periods presented.

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

         On July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") to a major shareholder of QPQ in exchange for a non-recourse promissory note in the original principal amount of $1,125,000, payable in full, including interest on July 26, 1997. The note may be paid in whole or in part at any time during its term without penalty. The 1,125,000 shares will serve as collateral for the note subject to release upon payment of the principal amount or portions thereof.

         On November 13, 1996, the Company entered into a letter of intent to acquire 100% of the outstanding common stock of Medical Services Consortium, Inc. ("MSC"). MSC is a privately-held provider of institutional pharmacy and related services serving long-term care facilities primarily located in southern Florida's Dade, Broward and Monroe Counties.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995



RESULTS OF OPERATIONS:

         Revenues for the nine months ended September 30, 1996 increased 47.1% to $15,616,688, from $10,615,765 for the nine months ended September 30, 1995. The increase in year to date revenues over the comparable prior year period is primarily attributed to the Company's steady internal growth resulting primarily from marketing efforts to new and existing clients and the growth and integration of new and existing products and services.

         Cost of sales for the nine months ended September 30,1996, increased 64.3% to $9,383,573 from $5,711,652. Cost of sales as a percentage of sales for the nine months ended September 30, 1996 and 1995 were 60.1% and 53.8%. The substantial portion of the increase is attributable to the higher costs associated with SECURx's operations when compared to all of the Company's other operations. For the comparable nine months periods ended September 30, 1996 and 1995, cost of sales as a percentage of sales for all operations, excluding SECURx were 50.5% and 50.1%, respectively. The Company is beginning to integrate its purchasing strategy in connection with both the Delta and SECURx acquisitions in order to reduce costs of sales.

         Selling general and administrative expenses as a percentage of sales for the nine month periods ended September 30, 1996 and 1995 were 37.8% and 43.4%. The percentage decreases in the comparative nine month periods are primarily attributable to the increase in sales for such periods as well as the continued efforts to leverage corporate overhead over a larger revenue base. For the nine months ended September 30, 1995 selling, general and administrative expenses include $148,088 of goodwill amortization. The comparable 1996 period does not include such amortization since the unamortized balance of goodwill was written off as of December 31, 1995, by a one time charge of $3,636,362. During the 1996 period, the Company has incurred additional general and administrative expenses associated with increased payroll costs from the addition of new executives as well as increased legal and professional fees associated with public reporting to shareholders. The Company believes that it has developed the infrastructure necessary to absorb additional businesses without corresponding percentage increases in selling, general and administrative expenses.

         During the nine months ended September 30, 1996, the Company incurred one time charges of $301,673 of related to merger costs associated with the acquisitions of Delta and SECURx, which were accounted for as poolings of interest.

         Interest and other income in all periods presented consists of interest earned on temporary cash investments and has fluctuated from period to period depending upon the amount of excess cash available for investment.

         Interest expense in the nine month period ended September 30, 1996 as compared to the 1995 period increased by $23,937 due to higher levels of borrowings during 1996 as compared to 1995.

         As a result of events previously discussd, the Company reported net income of $50,657 and $81,762 and net income per share of $.01 and $.03 for the nine months ended September 30, 1996 and 1995 respectively. Exclusive of the one time charge related to merger costs, the Company would have reported net income of approximately $239,000 and $.03 per share on a pro forma basis for the nine month period ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS. SEPTEMBER 30, 1995



RESULTS OF OPERATIONS:

         Revenues for the three months ended September 30, 1996 increased 18.3% to $5,304,280 from $4,483,493 for the three months ended September 30, 1995. The increase in the three month revenues over the comparable prior year period is primarily attributed to the Company's steady internal growth resulting primarily from marketing efforts to new and existing clients and the growth and integration of new and existing products and services.

         Cost of sales for the three months ended September 30,1996, increased to $3,179,730 from $2,553,598. Cost of sales as a percentage of sales for the nine months ended September 30, 1996 and 1995 were 59.9% and 57.0%. The substantial portion of the increase is attributable to the higher costs associated with SECURx's operations when compared to all of the Company's other operations. For the comparable three months periods ended September 30, 1996 and 1995, cost of sales as a percentage of sales for all operations, excluding SECURx were 51.3% and 47.7%, respectively. The Company is beginning to integrate its purchasing strategy in connection with both the Delta and SECURx acquisitions in order to reduce costs of sales.

         Selling general and administrative expenses as a percentage of sales for the three month periods ended September 30, 1996 and 1995 were 38.1% and 38.3%. The percentage decrease in the comparative three month periods are primarily attributable to the increase in sales for such periods as well as the continued efforts to leverage corporate overhead over a larger revenue base. For the three months ended September 30, 1995 selling, general and administrative expenses include $49,363 of goodwill amortization. The comparable 1996 period does not include such amortization since the unamortized balance of goodwill was written off as of December 31, 1995, by a one time charge of $3,636,362. During the 1996 period, the Company has incurred additional general and administrative expenses associated with increased payroll costs from the addition of new executives as well as increased legal and professional fees associated with public reporting to shareholders. The Company believes that it has developed the infrastructure necessary to absorb additional businesses without corresponding percentage increases in selling, general and administrative expenses.

         During the three months ended September 30, 1996, the Company incurred one time charges of $301,673 related to merger costs associated with the acquisitions of Delta and SECURx, which were accounted for as poolings of interest.

         Interest and other income in all periods presented consists of interest earned on temporary cash investments and has fluctuated from period to period depending upon the amount of excess cash available for investment.

         Interest expense in the three month period ended September 30, 1996 as compared to the 1995 increased by $5,410 due to higher levels of borrowings during 1996 as compared to 1995.

         As a result of events previously discussd, the Company incurred a net loss of $138,887 and $(.01) per share compared to net income of $98,813 and $.03 per share during the three month periods ending September 30, 1996 and 1995 respectively. Exclusive of the one time charge related to merger costs, the Company would have reported net income of approximately $49,000 and $.00 per share on a pro forma basis for the three month period ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES:

         At September 30, 1996, the Company had working capital of $3,467,339 and cash and cash equivalents of $861,190.

         Net cash used in operating activities for the nine months ended September 30, 1996 was $472,587 compared to net cash provided by operating activities in the nine months ended September 30, 1995 of $281,799. The increase in cash used in operating activities in the 1996 period of $754,386 results primarily from supporting larger levels of accounts receivable and inventory relating to increased sales along with reductions in trade liabilities relating to the timing of payment of vendor payables.

         Net cash provided by investment activities for the period ended September 30, 1996 consisted of $394,049 of net cash acquired in connection with the reverse merger, net of purchases of property and equipment of $180,509, which decreased by $144,613 when compared with the nine months ended September 30, 1995.

         Net cash provided by financing activities for the nine months ended September 30, 1996 was $804,472 as compared to net cash provided by financing activities of $62,360 for the nine months ended September 30, 1995. During the nine months ended September 30, 1996, the Company received proceeds from borrowings under its line of credit of $400,000 and received cash proceeds from the exercise of outstanding options and warrants of $823,870. Repayments of outstanding credit obligations for the nine months ended September 30, 1996 were $419,398 as compared to $115,408 for the nine month period ended September 30, 1995. The increase during the September 30, 1996 period is attributable to higher repayment levels on the line of credit due to higher levels of short term borrowings in 1996 compared to 1995. Repayments of leases and other indebtedness decreased due to final payment in late 1995 and early 1996 of certain obligations.

         The Company believes that its cash and available sources of capital through exercise of outstanding options and warrants as well as the availability of borrowings under its line of credit are sufficient to meet its normal operating requirements through September 30, 1997.

         On October 31, 1996, the Company received a commitment from a major regional bank for a $5,000,000 secured revolving line of credit and a five year $500,000 term loan. The term loan will be used for leasehold improvements at the Company's Boca Raton facility and for the purchase of new equipment. As of October 31, 1996, commitments for such items were approximately $200,000. The new line of credit and term loan replace the Company's existing $750,000 credit faculty with the same bank.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

         On July 3, 1996, the Company held its Annual Meeting of Shareholders. The following Directors were elected at such Annual Meeting for the term of 1 year, Brian A. Khan, Gerard N. Altieri, Martha M. Little, Malcolm Leonard, Robert Edelheit and Paul Heimberg. There were no directors whose term continued after the meeting.

         The Shareholders elected to increase the authorized common stock of the Company from 12,500,000 shares of Common Stock, par value $.0008 to 50,000,000 shares of Common Stock, par value $.0001 per share. The number of affirmative votes cast with respect to this matter was 8,447,691, the number of votes cast against this matter was 2,999 and the number of votes abstained was 500.

         The Shareholders elected to amend the Company's Articles of Incorporation to change the name of the Company to CompScript, Inc. The number of affirmative votes cast with respect to this matter was 8,446,841, the number of votes cast against this matter was 2,874 and the number of votes abstained was 1,475.

         The Shareholders elected to approve the Company's 1996 Stock Option Plan, was adopted by the Board of Directors on May 28, 1996. The number of affirmative votes with respect to this matter was 6,952,994, the number of votes cast against this matter was 31,390, the number of votes abstained was 82,511 and the number of votes not voted was 1,383,995.


ITEM 5.  OTHER INFORMATION

         The Company has signed a letter of intent to acquire Medical Services Consortium, Inc. ("MSC"). Based in Miami, Florida, MSC is a privately-held provider of institutional pharmacy and related services serving long-term care facilities primarily located in southern Florida's Dade, Broward and Monroe counties. The acquisition, which is subject to, among other things, the completion of due diligence by both parties and the signing of a definitive agreement, is expected to close on or before Decembr 31, 1996.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (b) The following reports on Form 8-K were filed during the quarter ended on September 30, 1996:

             (i) Form 8-K/A dated August 1, 1996 concerning the change in the Company's fiscal year.

             (ii) Form 8-K dated August 30, 1996 concerning the execution of a Stock Purchase Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPSCRIPT, INC.




DATE:  November 19, 1996          By: /S/ BRIAN A. KAHAN
                                     -------------------
                                      Brian A. Kahan, Chairman of the Board,
                                      Chief Executive Officer
                                      (Principal Executive Officer)



DATE:  November 19, 1996          By: /S/ GARY SPLAIN
                                     ----------------
                                     Gary Splain, Chief Financial Officer
                                     Treasurer (Principal Financial and
                                     Accounting Officer)