Form 10KSB40
period 1996-12-31
COMPSCRIPTS INC
filed 1997-04-15
CIK 862147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]          ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
             ACT OF 1934

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1996

                         Commission file number 0-20594

                                COMPSCRIPT, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

        FLORIDA                                            65-0506539
-------------------------------                     ------------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                         Identification No.)


                           1225 BROKEN SOUND PARKWAY
                           BOCA RATON, FLORIDA 33481
                -----------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 994-8585
                     -------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------------------------------------------
      NONE                                             NONE

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

State registrant's revenues for the year ended December 31, 1996:  $20,049,771

State the aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1997 computed by reference to the closing bid price of the CompScript, Inc. Common Stock as reported by THE WALL STREET JOURNAL on that date: ($8.125) $72,860,767

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (the "Common Stock"), as of March 31, 1997, was 13,627,063.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                     None.

                                     PART 1

                                  THE COMPANY

Item 1.  DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

CompScript, Inc. (formerly Capital Brands, Inc.,) (the "Company" or "Compscript") is a comprehensive provider of pharmacy management services equipped to both lower costs and improve the quality of care to its customers. CompScript offers a broad range of pharmacy, infusion therapy, consulting services, mail order, and pharmacy benefit claim administration to managed care networks, long-term and subacute care facilities, home health patients, and recipients of managed care. CompScript's proprietary pharmacy management capabilities combine sophisticated clinical tools with the latest technologies in databases and drug profiles. CompScript's network of participating retail pharmacies, along with its electronic on-line adjudication system and a mail service dispensing facility, allow CompScript to offer a fully integrated pharmacy benefit management program.

On April 26, 1996, CompScript, Inc. acquired approximately 93% of the outstanding common stock of CompScript-Boca, Inc. (formerly CompScript, Inc.) ("CompScript-Boca"), a privately-held provider of pharmacy management services by merger of the Company into CompScript-Boca in exchange for issuance of 7,394,982 shares of the Company's common stock. As a result of this transaction, CompScript-Boca shareholders became the owners of approximately 80% of the Company's then outstanding common stock and assumed 100% Control of the Company's Board of Directors. Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition. After completion of the transaction, the Company became the owner of approximately 93% of the outstanding common stock of CompScript-Boca and accordingly, recorded at the time of the transaction a minority interest in the acquired subsidiary of $222,628, representing approximately 7% of the net assets of the acquired subsidiary on the date of acquisition.

Since May 1996, the Company has consummated four acquisitions of institutional pharmacy providers located in Mobile, Alabama (May 1996), Miami, Florida (January 1997), Metaire, Louisiana (February 1997) and Mentor, Ohio (March
1997). and one acquisition of a mail service dispensing pharmacy with its principal operations in Cleveland, Ohio (August 1996). See Item 1 "Description of Business Acquisition Strategy"

CompScript presently operates 7 institutional pharmacies that serve long-term and subacute facilities in Florida, Alabama, Mississippi, Louisiana and Ohio.

Capital Brands, Inc.'s ("Capital Brands") predecessor, Capital Acquisitions, Inc. was incorporated in March 1988 as a Delaware corporation. Prior to September, 1991, Capital Brands was principally engaged in organizational activities, raising capital through a public offering and searching for and investigating business opportunities. As a result of the share exchange with the Company, Capital Brands, Inc. divested itself of its interest in all businesses except for its ownership interest in QPQ Corporation. On July 26, 1996, the Company sold its ownership interest in QPQ to the former Chairman of the Board and Chief Executive Officer and President of Capital Brands in exchange for a promissory note due in July 1997.

PRODUCTS AND SERVICES

INSTITUTIONAL PHARMACY. CompScript purchases, repackages and dispenses prescription and non-prescription medication in accordance with physician orders and delivers such prescriptions at least daily to the nursing facilities for administration to individual patients by the facility's nursing staff. CompScript typically services nursing homes within a 150-mile radius of its pharmacy locations. CompScript maintains a 24-hour, on-call pharmacist service 365 days per year for emergency dispensing and delivery or for consultation with the facility's staff or attending physician.

Compscript has established a joint commission on accreditation of health care organizations ("JCAHO") in connection with the Company's long-term care institutional pharmacy services. This accreditation was received in October 1996, for the Company's Boca Raton facility and the Company intends to attain such accreditation for its other institutional pharmacy locations. The Company believes this accreditation distinguishes the Company from many of its competitors.

Upon receipt of a prescription, the relevant patient information is entered into CompScript's computerized proprietary dispensing and billing systems. At that time, the dispensing system will check the prescription for any potentially adverse drug interactions or patient sensitivity. When required and/or specifically requested by the physician or patient, branded drugs are dispensed; generic drugs are substituted in accordance with applicable state and federal laws and as requested by the physician or patient. The Company also provides therapeutic interchange, with physician approval, in accordance with the company's pharmaceutical care guidelines.

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

Integral to CompScript's drug distribution system is its proprietary computerized medical records and documentation system. CompScript provides to the facility computerized medication administration records and physician's order sheets and treatment records for each patient. Data extracted from these computerized records are also formulated into monthly management reports on patient care and quality assurance. The computerized documentation system in combination with the modified unit-dose drug delivery system results in greater efficiency in nursing time, improved control, reduced drug waste in the facility and lower error rates in both dispensing and administration. These benefits improve drug efficacy and result in fewer drug-related failures and hospitalizations.

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

HOME INFUSION THERAPY SERVICES. CompScript has established a Joint Commission on Accreditation of Healthcare Organization ("JCAHO") accredited home infusion company to serve homebound patients. CompScript offers outcomes management with an emphasis on diagnosis of level of severity, specialized management reporting, and statewide coverage, which makes CompScript particularly attractive to managed care companies. CompScript offers managed care companies a full continuum of coverage for their clients, from hospitals to subacute units to long-term care facilities to the patient's homes.

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

The Company contracts with retail pharmacies to provide prescription drugs to members of the pharmacy benefit plans managed by the Company. These pharmacies typically discount the price at which they will provide drugs to members in return for designation as a network pharmacy. The Company manages a national network that is responsive to various client needs related to cost containment and convenience of access for members. The Company is a provider of PBM services to the managed care industry, including several large U.S. HMOs.

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

On December 1, 1996, the Company entered into a Master Services Agreement for administration of Pharmacy Gold, Inc.'s mail service prescription drug plan. Pharmacy Gold, Inc. ("PGI"), is an affiliate of Blue Cross and Blue Shield of Minnesota and provides pharmacy benefit management services throughout the United States and its territories. Under the agreement, CompScript has agreed that in the performance of its mail order pharmacy functions it will achieve certain clinical, operational and service requirements including, but not limited to, dispensing of pharmaceuticals in compliance with PGI's designated drug formulary; achievement of certain agreed generic replacement efficiency; assistance in developing educational enrollment materials for PGI and its clients; filling prescriptions and mailing of such prescriptions to participants in the plan within a designated number of days after request. The Agreement is for a five year term expiring November 30, 2001. In order to continue the growth and expansion of the Company's mail service operations, on January 9, 1997, the Company entered into a Independent Consulting Agreement ("Consulting Agreement") with Gerard Altieri, ("Altieri"), a former director of the Company, and Ronald
J. Reith ("Reith"), a former officer of the Company (the "Consultants"). The Consultants will work with the Company on securing new mail order and related business for the Company and also work with the Company in connection with its Agreement with "PGI". The Consulting Agreement provides that for the one year period through January, 1998 the Consultants shall receive a payment of $50,000 per month which payments shall be extended for an additional 12 month period if gross revenues (less adjustments) attributable to all PGI business exceed certain targeted amounts. The Consultants shall provide the Company with reasonable detailed monthly reports of their activity including the status of the PGI business and new business. The Consultants shall devote such time as reasonably necessary to perform services under the Consulting Agreement, including maintaining and developing the present and future PGI business. In addition, the Consultants shall receive commissions on gross revenues earned by the Company each and every year from a customer contract procured by the Consultants.

ACQUISITION STRATEGY

The Company believes that through consolidation of other companies engaged in the pharmacy management services it can provide a broad array of high quality pharmacy and related services in a cost effective manner. Acquisition and effective integration can result in efficiencies in service delivery, management, marketing, information systems, administrative functions and increases in purchasing leverage.

The Company targets acquisition candidates with strong management, a demonstrated capacity for growth and opportunities to realize efficiencies through consolidation and integration. The Company identifies acquisition candidates with management who intend to continue to participate in the operation of the business but believe that there are more substantial opportunities in being involved in a larger, stronger organization. The Company has historically issued equity in CompScript as the purchase price for an acquired company in order to align the interests of the acquired company's management with those of CompScript.

On May 31, 1996, in a transaction accounted for as a pooling of interests, the Company acquired Delta Pharmacy Services, Inc., (Delta). In connection with the transaction, the Company exchanged 666,350 shares of the Company's Common Stock for all of the outstanding common stock of Delta. Delta is in the business of supplying prescription pharmaceuticals, consulting and enteral and parental therapies to long-term and alternate care providers in Alabama and Northern Florida.

On August 19, 1996, in a transaction accounted for as a pooling of interests, the Company acquired SECURx, Inc., ("SECURx"). In connection with the transaction, the Company exchanged 187,500 shares of the Company's Common Stock for all of the outstanding common stock, of SECURx. SECURx is in the business of selling and distributing prescription drugs through mail order distribution to the general public through corporate sponsored benefit plans of employers located in the Northeastern United States.

On January 10, 1997, in a transaction accounted for as a pooling of interests, the Company acquired Medical Services Consortium, Inc. ("MSC"). In connection with the transaction, the Company exchanged 1.4 million shares of the Company's Common Stock for all of the outstanding common stock of MSC. MSC is in the business of supplying prescription pharmaceuticals, consulting and enteral and parental therapies to long-term and alternate care providers in South Florida.

On February 28, 1997, in a transaction accounted for as a pooling of interests, the Company acquired Campo Medical Pharmacy, Inc. ("Campo"). In connection with the transaction, the Company exchanged 375,000 shares of the Company's Common Stock for all of the outstanding common stock of Campo. Campo is in the business of supplying prescription pharmaceuticals, and consulting services to long-term and alternate care providers in Louisiana.

On March 26, 1997, in a transaction accounted for as a pooling of interests, the Company acquired Hytree Pharmacy, Inc. ("Hytree"). In connection with the transaction, the Company exchanged 850,000 shares of the Company's Common Stock for all of the outstanding common stock of Hytree. Hytree is in the business of providing institutional pharmacy services, home care, distribution of durable medical equipment and supplies in Ohio.

In connection with the Company's acquisition strategy, on October 1, 1996, the Company entered into a five year Consulting and Acquisition Management
Agreement with Shulman & Associates Inc. ("Shulman"), pursuant to which Shulman would assist CompScript in identifying, evaluating, structuring, negotiating, and closing business acquisitions, including, but not limited to, asset purchases, consolidations, mergers, joint ventures and strategic alliances. In connection with such agreement, Shulman will receive a fee of 15,000 shares of the Company's Common Stock if the "aggregate market value" (defined in such agreement) of the acquisition transaction is up to $5,000,000, 30,000 shares if the aggregate market value of the acquisition transaction is between $5,000,000, but less than $10,000,000, and 45,000 shares of the aggregate market value if the acquisition transaction is in excess of $10,000,000. In the event the Company consummates a merger or consolidation involving itself or 50% or more of its voting stock or a substantial portion of its assets is acquired in any one transaction by way of tender or exchange offer, negotiated purchase or otherwise, Shulman shall be paid a fee for 3% of the aggregate market value of the business combination with a minimum of $1,000,000 and a maximum of $3,000,000, provided, that if Shulman introduces the transaction to the Company there shall be no maximum fee limitation.

SUPPLIERS

The Company's inventory in its pharmacies includes over 3,000 brand and generic pharmaceuticals. If a pharmaceutical is not in its inventory, the Company can generally obtain it from a supplier within one to two business days. The Company purchases its pharmaceuticals primarily through wholesale distributors. Generic pharmaceuticals are generally purchased directly from manufacturers or through wholesale distributors. The Company believes that alternative sources of supply for most generic and brand name pharmaceuticals are readily available.

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

There are a large number of companies offering PBM services in the U.S. Most of these companies are smaller than the Company and offer their services on a local or regional basis. As a full service, national pharmacy benefit manager, the Company competes with a number of larger, national companies, as well as numerous insurance and Blue Cross/Blue Shield plans, certain HMOs and retail drug chains which have their own pharmacy benefit management capabilities. Many of these larger companies have greater financial and marketing resources than the Company.

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

With respect to infusion therapy services, the Company competes with a number of regional and large national companies.

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

Client nursing facilities are also separately required to be licensed in the states in which they operate and, if serving Medicare or Medicaid patients, must be certified to be in compliance with applicable program participation requirements. Client nursing facilities are also subject to the nursing home reforms of the Omnibus Budget Reconciliation Act of 1987, which imposed strict compliance standards relating to quality of care for nursing home operations, including vastly increased documentation and reporting requirements. In addition, pharmacists, nurses and other health care professionals who provide services on the Company's behalf are, in most cases, required to obtain and maintain professional licenses and are subject to state regulations regarding professional standards of conduct.

MEDICARE AND MEDICAID. The nursing home pharmacy business has long operated under regulatory and cost containment pressures from state and federal legislation primarily affecting Medicaid and, to a lesser extent, Medicare.

As is the case for nursing home services generally, CompScript receives reimbursement from the Medicaid programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1996, CompScript's payor mix was approximately as follows: 38% private pay and nursing homes, 29% Medicaid, 27% Medicare and 6% insurance and other private sources.

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

PHARMACY BENEFITS MANAGEMENT REGULATION:

Certain federal and related state laws and regulations affect aspects of the Company's pharmacy benefit management business. Among these are the following:

FDA REGULATION. The FDA generally has authority to regulate drug promotional materials that are disseminated "by or on behalf of" a drug manufacturer. In October 1995, the FDA held hearings to determine whether and to what extent the activities of pharmacy benefit management companies should be subject to FDA regulations. At this hearing, FDA officials expressed concern about the efforts of pharmacy benefit managers (PBMs) that are owned by drug manufacturers to engage in therapeutic switching programs and about the criteria used by such PBMs that govern the inclusion and exclusion of particular drugs in formularies. Various parties, including the Company, have submitted written comments to the FDA regarding the basis for FDA regulation of PBM activities. It is the Company's position that, while the FDA may have jurisdiction to regulate PBMs that are owned by drug manufacturers, the prescription drug benefit programs developed and implemented by independent PBMs do not constitute the distribution of materials that promote particular drugs "on behalf of" any pharmaceutical manufacturers, and therefore, these programs are not subject o FDA regulation. The FDA has not published any proposed rules to date on the regulation of PBMs, and there can be no assurance that the FDA will not seek to regulate certain aspects of the Company's PBM.

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

Numerous state laws and regulations also affect aspects of the Company's pharmacy benefit management business. Among these are the following:

CONSUMER PROTECTION LAWS. Most states have consumer protection laws that have been the basis for investigations and multi-state settlements relating to financial incentives provided by drug manufacturers to retail pharmacies in connection with drug switching program features that have been viewed by enforcement authorities as problematic in recent settlement agreements. However, no assurance can be given that the Company will not be subject to scrutiny or challenge under one or more of these laws.

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

INSURANCE

The dispensing of pharmaceutical products by the Company's pharmacies, and the products and services provided in connection with the Company's infusion therapy programs (including the associated nursing services) may subject the Company to litigation and liability for damages. The Company believes that its insurance protection is adequate for its present business operations, but there can be no assurance that the Company will be able to maintain its professional and general liability insurance coverage in the future or that such insurance coverage will be available on acceptable terms or be adequate to cover any or all potential product or professional liability claims. A successful product or professional liability claim in excess of the Company's insurance coverage could have a material adverse effect upon the Company.

EMPLOYEES

As of March 31, 1997, the Company and its subsidiaries employed a total of 332 employees.

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

Item 2.  DESCRIPTION OF PROPERTIES

         The Company's principal offices, mail order pharmacy operations and largest institutional pharmacy are located in leased facilities in Boca Raton, Florida. The Company has leased 20,000 square feet under a lease which expires in December 2002 and has an annual average rental of $147,000 plus common area charges. The chart listed below sets forth the approximate square footage, annual lease cost (exclusive of common area charges) and the lease termination date for each institutional pharmacy maintained by the Company, exclusive of the institutional pharmacy at the Company's principal offices.

                             SQUARE                           TERMINATION
LOCATION                    FOOTAGE          ANNUAL COST        DATE
--------                    -------          -----------      ------------

Mobile, Alabama               4,200           $  24,000        May 1997
Tampa, Florida                2,520              16,900        December 1999
Miami, Florida               17,000             121,000        December 2001
Metarie, Louisiana            4,400              45,600        July 2001
Jackson, Mississippi          2,831              23,300        December 1999
Mentor, Ohio                 20,000             120,000        August 2000

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

                                                        High        Low
                                                       ------      ------
1994
First Quarter...................................       $30.00      $26.00
Second Quarter..................................        26.00       21.00
Third Quarter...................................        23.00       21.00
Fourth Quarter..................................        23.00       16.00

1995
First Quarter...................................        20.25       11.00
Second Quarter..................................        20.50        6.50
Third Quarter...................................         7.25        3.50
Fourth Quarter..................................         6.50        3.00

1996

First Quarter...................................         8.75        3.00
Second Quarter..................................         9.00        5.75
Third Quarter...................................         7.25        4.13
Fourth Quarter..................................        10.25        5.75

-----

         The Company believes that as of March 31, 1997, there were over 300 record holders of the Company's Common Stock. The Company believes that there are in excess of 300 beneficial holders of the Company's Common Stock.

         The Company has not paid any cash dividends on its common stock and currently intends to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

         CompScript, Inc. (CompScript or the Company, f/k/a Capital Brands, Inc.) is a comprehensive provider of pharmacy management services including institutional pharmacy, infusion therapy, mail order and consultant pharmacist services as well as pharmacy benefit claim administration to managed care networks, long-term and subacute care facilities, home health patients and recipients of managed care. The company is the successor to CompScript-Boca, Inc. (Boca, f/k/a CompScript, Inc. which was f/k/a Aldencare, Inc.), which was incorporated under the laws of the State of Florida on October 3, 1991.

On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company involved in the development of consumer-based businesses in the Republic of Poland (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition, consisting of cash and marketable equity securities. The Company incurred acquisition costs of approximately $1,889,000, all of which was charged to additional paid-in capital. As Capital had no operations as of the Acquisition date, no pro forma financial information is presented related to this transaction. Effective July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's December 31, 1996 balance sheet.

RESULTS OF OPERATIONS

         On May 31, 1996, the Company issued 666,350 shares of its Common Stock for all the outstanding common stock of Delta Pharmacy Services, Inc. (Delta). The acquisition of Delta enhanced the Company's institutional pharmacy services for long-term care into Alabama, Mississippi, and Northern Florida. On August 19, 1996, the Company issued 187,500 shares of its Common Stock for all the outstanding stock of Securx, Inc. (Securx). The acquisition of Securx enabled the Company to strengthen its overall pharmacy benefit management program and become a nationally recognized full service on line adjudicated mail order dispensing pharmacy.

         These acquisitions were accounted for as pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented. (See note 1 to the Consolidated Financial Statements.) In accordance with accounting rules for pooling of interests transactions, charges to operating income for acquisition, related expenses of approximately $875,000 were recorded during the year.

         The Company also incurred significant costs (which the Company believes are nonrecurring) associated with the start up and reorganization of its mail order pharmacy ("Mail Order") operations during 1996. As a result of the Company incurring dual operating costs while moving the operations from Ohio to Florida; installing an entirely new proprietary order entry, customer service, dispensing and on-line adjudication software system; incurring ramp up costs in the area of customer service and dispensing personnel to handle new contracts which began in January of 1997, the Company incurred a loss of approximately $1,100,000 related to Mail Order operations during the fourth quarter of 1996.

         The Company believes that as a result of the Mail Order operations nonrecurring costs incurred during the fourth quarter of 1996, it has put into place the infrastructure to support anticipated future growth associated with further development of its Mail Order operations. While the results of the Mail Order operations cannot be predicted and is dependent, in large part, on the Company's success in implementing its marketing and business strategy, management believes the additional personnel and increased administrative and operational expenses will be partially offset by increased growth in the Mail Order operations.

         During the year ended December 31, 1995, the Company recognized a goodwill impairment charge of $3,636,362 with no associated tax benefit, related to the Company's 1994 acquisition of CompScript, Inc., which became the Ohio Division. (See Note 4 to the Consolidated Financial Statements.) The Ohio Division was purchased to be the Company's entry into the workers' compensation, pharmacy benefits management (PBM) line of business. During the year ended December 31, 1995, the contracts attributed to the Ohio Division generated minimal revenue due in part to the nonexclusive nature of the contracts. In addition, the inability of the Ohio Division to convert existing relationships with prospective clients into new PBM contracts or to secure new prospective clients contributed to significant operating losses and negative cash flows relative to the Ohio Division in 1995.

         The following table presents the Company's results of operations excluding the certain items previously discussed ("the Adjustments"):

                                                YEAR ENDED DECEMBER 31,

                                                   1995               1996
                                               -----------        ----------

Net loss, as reported                          ($3,848,645)      ($1,998,342)



Merger costs--pooling of interests                     --            875,223

Mail order pharmacy--nonrecurring costs                --          1,100,000

Goodwill impairment charge                       3,636,362                --

Tax effect [A]                                         --           (350,000)
                                               -----------       -----------
Net loss excluding the Adjustments             ($  212,283)      ($  373,119)
                                               ===========       ===========

Net loss per share:

Net loss per share, as reported                ($      .44)      ($      .20)

Merger costs - pooling of interests                     --               .09

Mail order pharmacy--nonrecurring costs                 --               .11

Goodwill impairment charge                             .42                --

Tax effect [A]                                          --        (      .04)
                                               -----------        ----------
Net loss per share, excluding the Adjustments  ($      .02)       ($     .04)
                                               ===========        ==========


[A] Represents the tax effect relating to the Mail Order nonrecurring costs at the Company's 1996 effective tax rate. No tax effect was computed relating to the 1996 merger costs or the 1995 goodwill impairment charges as such charges were recorded with no associated tax benefit.

Net loss for the year ended December 31, 1996, excluding the Adjustments was $373,119 compared to net loss excluding the Adjustments of $212,283 in 1995. Loss per share excluding the Adjustments was ($0.04) compared to ($0.02) in 1995. Net loss as reported was $1,998,342, or ($0.20) per share for the year ended December 31, 1996, compared to a net loss of $3,848,645, or ($0.44) in 1995.

         Revenues for the year ended December 31, 1996 increased 28.8% to $20,049,771 from $15,571,030 for the year ended December 31, 1995. The strong increase in revenues is primarily attributed to the Company's steady internal growth of its existing and acquired businesses resulting from marketing efforts to new and existing clients and the integration of new and existing products and services.

         Gross profits increased to $7,203,658 in 1996 from $6,786,722 in 1995, an increase of $416,936 or 6.1%. Gross profit margins decreased to 35.9% in 1996 from 43.6% in 1995 primarily as a result of higher costs associated with the Company's Mail Order operations during the fourth quarter (as previously discussed) when compared to the Company's other operations. Gross profit as a percentage of sales for all operations excluding Mail Order decreased slightly to 48.0% in 1996 compared to 49.5% in 1995. This decrease is attributable to a change in revenue mix during the fourth quarter of 1996 as a result of reduced infusion revenues.

         Selling general and administration expenses as a percentage of revenues for 1996 and 1995 were 39.8% and 42.8% respectively. This decrease is attributable to the increase in revenues during 1996, as well as the continued efforts to leverage corporate overhead over a larger revenue base. The Company believes its acquisition strategy will enable it to continue to reduce these expenses as a percentage of revenues in the future, as the Company believes it has developed the infrastructure necessary to absorb additional acquisitions without corresponding percentage increases in selling, general and administrative expenses. During the year ended December 31, 1996, the Company incurred additional general and administrative costs associated with increased payroll costs from the addition of new executives, as well as increased legal and professional fees relating to the Company's acquisitions along with costs associated with becoming a public company during 1996.

         The Company's provision for doubtful accounts increased approximately $500,000 in the year ended December 31, 1996, primarily due to a charge of approximately $345,000 relating to the Company's Mail Order operations during the fourth quarter of 1996. The balance of the increase was a result of historical reserves based on increased revenue volume.

         Interest and other income decreased $41,957 to $29,462 during 1996, compared to 1995, as interest on temporary cash investments fluctuated depending upon the amount of excess cash available for investment.

         Interest expense for the year ended December 31, 1996 increased to $113,759 from $96,115 during 1995, primarily due to higher levels of borrowings outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), and the exercise of options and warrants and borrowings under its existing line of credit agreement. As of December 31, 1996, the Company had cash and cash equivalents of $440,328, accounts receivable of $2,227,477, working capital of $2,227,457, a current ratio of 1.70 to 1.00, and available funds under its revolving credit facility of approximately $75,000.

         Net cash used in operating activities for the year ended 1996 was $1,173,865 compared to net cash provided by operations during 1995 of $118,315. The increase in cash used in operating activities of $1,292,180 during 1996 was primarily attributable to the operating loss incurred during the year ended December 31, 1996, along with increases in accounts receivable and inventory to support the 28.8% increase in revenues at a greater rate than the corresponding increase in accounts payable.

         Investing activities comprised mainly of the net purchase of property and equipment of $589,170 related to the Company's additions to its Boca Raton office and new mail order facility, along with new and enhanced management information systems in its mail order and long-term care operations, respectively. Total additions to property and equipment were $226,430 in 1995. Investment activities also provided for $403,808 of net cash acquired in connection with the reverse acquisition during 1996.

         Financing activities provided $1,483,790 in cash in 1996 compared to $153,521 in 1995 primarily as a result of $1,163,376 relating to the exercise of options and warrants and net advances under the Company's credit line of $469,946.

         The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems. Based upon the continuation of the Company's business development, the Company believes that cash flow from operations, the exercise of stock options (which is subject to market conditions) and borrowings under its credit facility will provide sufficient cash to fund its operations and meet current obligations for the year ending December 31, 1997. The Company is attempting to improve cash flows from operations and maintain flexibility in financing both interim and long-term working capital requirements by reducing inventory levels, as a result of the utilization of its inventory control system which will improve the scheduling and timing of purchases. In the event the Company dramatically expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets and cash flows, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

         On January 3, 1997, the Company amended its financing agreement with its primary lender, to increase its revolving line of credit agreement to allow for borrowings up to $5,000,000 from the $750,000 limit previously in effect. The primary reason for the increase was to provide additional working capital for operations and fund the Company's acquisition activity.

         The credit facility is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets, and consists of a term loan due on April 30, 1998. Interest, which is paid monthly on the credit facility, accrues at the lessor of the prime rate or the three-month London Interbank Offered Rate, plus two hundred fifty (250) basis points (effective rate 8.06% at March 31, 1997). The credit facility requires the Company to maintain at all times, certain net worth, debt coverage and working capital levels and restricts acquisitions and dispositions of property, and limits additional borrowings from other lenders. At March 31, 1997, the Company had an outstanding balance of $4,665,466 under the credit facility.

         In connection with the credit facility on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lender to fund the company's office and Mail Order expansion, which was completed in the first quarter of 1997. The principal sum of the promissory note shall be paid in monthly installments of $8,333.33 plus interest at 9.0% for 60 months beginning on February 1, 1997. Collateral and debt covenants are the same as those of the Company's $5,000,000 revolving credit line facility.

         On March 19, 1997, the Company entered into an additional $750,000 promissory note with its existing lender, primarily for working capital purposes. Such loan matures on July 26, 1997, and bears interest at prime. This loan is cross collateralized with all other borrowings previously discussed. In addition to the collateral previously discussed, this note is collateralized by the 1,125,00 shares of Q.P.Q. Corporation common stock which also collateralizes the $1,125,000 note receivable recorded on the Company's balance sheet at December 31, 1996.

         Except for the historical information contained herein, the matters set forth in this Form 10-KSB are forward looking and involve a number of risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the effect of changes in governmental regulation, reimbursement policies and federal and state healthcare funding; the continued availability of suitable acquisition candidates; significant changes to general economic conditions; strengthened competition in the Company's geographic markets; the failure of the Company to obtain or maintain required regulatory licenses and approvals or the loss of key personnel.

Item 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 12, 1996, Coopers & Lybrand was replaced by current Company auditors Ernst & Young, LLP. During the two most recent fiscal years and interim period subsequent to December 31, 1995, there have been no disagreements with Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. The report of Coopers & Lybrand for the fiscal years ended December 31, 1995 and December 31, 1994 did not contain an adverse opinion, disclaimer of opinion, qualification, or modification as to uncertainty, audit scope or accounting principles.

                                    Part III

Item 9. DIRECTOR'S, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information concerning the current directors and the executive officers of the Company:

           NAME               AGE                          TITLE
-------------------------------------------------------------------------------

Brian A. Kahan ...........    45      Chairman of the Board, Chief Executive
                                      Officer and President of the Company

John F. Chiste ...........    40      Chief Financial Officer

Robert Gardner ...........    41      Vice President and Director

Robert Edelheit ..........    57      Director

Paul H. Heimberg .........    46      Director

Malcolm Leonard ..........    54      Director


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

         JOHN F. CHISTE has served as the Chief Financial Officer of the Company since January 1997. From 1992 to December 1996 Mr.Chiste served as Chief Financial Officer, Treasurer and Secretary of Computer Integration Corp., a publicly held reseller of micro-computer work stations and related products. From 1983 to 1992 and 1978 to 1981 Mr. Chiste was employed by the accounting firm of Ernst & Young, LLP. Mr. Chiste is a certified public accountant with an accounting degree from Florida Atlantic University and is a member of the American Institute of Certified Public Accountants.

         ROBERT J. GARDNER has been Vice President and Director of the Company since August 1996. From July 1995 to August 1996 Mr. Gardner was group leader of infusion therapy services for Olsten Kimberly Quality Care. From May 1994 to July 1995 Mr. Gardner served as a healthcare consultant. From August 1992 to April 1994 Mr. Gardner served as President of Abbey Pharmaceutical Services, a nationwide provider of institutional and subacute pharmacy services, and, as Western Area Vice President for Abbey Home Healthcare. From 1986 to 1992 Mr. Gardner held a variety of positions with Pharmacy Corporation of America including Vice President of Operations. Mr. Gardner has a Doctor of Pharmacy Degree from the University of Pacific and a Master of Business Administration from the University of Washington.

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

         PAUL H. HEIMBERG has served as Director of the Company since April 1996. Mr. Heimberg is a partner with the law firm of Heimberg & Lumer, in Boca Raton, Florida since November 1995. Previously Mr. Heimberg was a partner with the firm of Heimberg, Heimberg, Rader & Levenstein, P.A. from 1990 to 1995. Mr. Heimberg received his B.A. from the University of Wisconsin and his J.D. from Boston University Law School.

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

         The Company's officers are elected annually by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors. The Company reimburses directors for their expenses in connection with their activities as directors of the Company. Directors of the Company do not receive additional compensation for their services as directors. Historically, the Company has granted option to its Directors as compensation for services granted.

Item 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to Brian
A. Kahan (the "Named Executive Officer") by the Company. None of the other executive officers of the Company, were paid a total annual salary and bonus for the fiscal year ended December 31, 1996 which was $100,000 or more.

                                                                             LONG-TERM
                                                ANNUAL COMPENSATION         COMPENSATION
                                                -------------------         ------------
                                                               OTHER          NUMBER OF
                                   FISCAL                     ANNUAL           OPTIONS        ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR       SALARY      COMPENSATION        GRANTED       COMPENSATION
---------------------------        ------      ------      ------------       ---------      ------------

Brian A. Kahan,                     1996      $270,000          none            121,017       $5,075(1)
Chief Executive Officer             1995      $180,000       $52,000              None         4,393(1)

(1) Represents auto lease payments of $5,075 and $4,393 in 1996 and 1995 respectively.


         The Company entered into an agreement with Mr. Kahan, amended and restated on August 19, 1996, which provides that he shall serve as Chief Executive Officer and Chairman of the Board of Directors for an initial term of five (5) years, which may be extended for up to three (3) additional one (1) year terms. Mr. Kahan's annual salary for the first year shall be $300,000 subject to annual increases equal to the greater of the percentage increase in the consumer price index or six percent (6%) of the executive's previous year's base salary. Pursuant to the Employment Agreement, Mr. Kahan is required to devote substantially all his business time and attention to the business and affairs of the Company. Mr. Kahan is entitled to a bonus equal to ten percent (10%) of the Company's pre-tax profits for each year of the Agreement. Mr. Kahan was granted 121,017 options exercisable at $5.13 per share. Mr. Kahan is entitled to certain fringe benefits including an automobile allowance and reimbursements for charitable donations or contributions in an amount not to exceed $25,000. No such donations or contributions were made during 1996. In the event that Mr. Kahan's employment is terminated by the Company other than for cause, he shall receive either a lump sum equal to his total compensation and benefits for the remaining balance of the term of the agreement, reduced to present value or such payments on a monthly basis.

         The Company entered into an agreement with Mr. Gardner which provides that Mr. Gardner will serve as Vice President for a two year term beginning June 19, 1996. Mr. Gardner's current annual salary is $150,000, subject to an increase to $200,000 on January 1, 1998. Mr. Gardner is entitled to receive an annual cash bonus equal to $15,000 per year, and an additional cash bonus of an amount not less than $10,000 a year based upon an agreed upon formula. Mr. Gardner was granted fully vested options to purchase 140,000 shares at a price of $5.13 per share. Mr. Gardner is entitled to certain fringe benefits including an automobile allowance. In the event that within twelve (12) months of any change of control of the Company or attempted change of control of the Company (as such terms are defined in the Employment Agreement), the Company terminates the employment of Mr. Gardner under the Employment Agreement, for any reason, or Mr. Gardner's employment is constructively terminated, then in any such event Mr. Gardner shall be entitled to receive the balance of the consideration due under the Employment Agreement.

The Company entered into an Agreement with Mr. Chiste which provides that Mr. Chiste serve as the Company's Chief Financial Officer for a three-year period beginning January 1, 1997. Mr. Chiste's annual salary is $120,000 and shall be increased by 5% per year beginning January 1, 1998. Mr. Chiste is entitled to receive a minimum bonus equal to 10% of his base salary per year, and discretionary bonus election at the Company's Chief Executive Officer. Mr. Chiste was granted fully vested options to purchase 80,000 shares at a price of $5.13 per share. Mr. Chiste is entitled to certain fringe benefits including an automobile allowance. If Mr. Chiste is terminated without cause, or any event occurs which results in a change of control of the Company, the Company shall be obligated to pay him his compensation from the date of termination, of his employment agreement including any bonus compensation, plus continued compensation for the remainder of the term of his employment agreement. If such termination or change of control occurs after December 31, 1998, an additional $200,000 within ten days of such action is also due.

OPTION SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information concerning stock options granted to the Named Executive Officer during the year ended December 31, 1996.

                                              INDIVIDUAL GRANTS

                                                    PERCENT OF TOTAL
                        NUMBER OF SECURITIES        OPTIONS/SARS
                        UNDERLYING OPTIONS/SARS     GRANTED TO EMPLOYEES     EXERCISE OR      EXPIRATION
                        GRANTED                     IN FISCAL YEAR           BASE PRICE       DATE
                        -----------------------     --------------------     -----------      ----------

Brian A. Kahan, CEO     121,017                           28.4%              $5.13             8/27/06

AGGREGATED FISCAL YEAR ENDED OPTION VALUE TABLE

The following table sets forth certain information concerning unexercised stock options held by the Named Executive officer as of December 31, 1996. No stock options were exercised by the Named Executive Officer during the period ended December 31, 1996. No stock appreciation rights were granted or are outstanding.


                                          NUMBER OF UNEXERCISED OPTIONS         VALUE OF UNEXERCISED IN THE MONEY
                                            HELD AT DECEMBER 31, 1996            OPTIONS AT DECEMBER 31, 1996(1)
                                          -------------------------------       -----------------------------------
NAME                                      EXERCISABLE       UNEXERCISABLE       EXERCISABLE           UNEXERCISABLE
                                          -----------       -------------       -----------           -------------

Brian A. Kahan, CFO                           121,017            0                $453,209          $   - 0 -

         (1) Dollar values are calculated based on the difference between the option exercise price and $8.875, the closing price on December 31, 1996 as reported by NASDAQ.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1997, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each executive officer, and (iv) all directors and executive officers as a group:

                                                    PERCENTAGE OF
                                               AMOUNT AND NATURE OF           OUTSTANDING
NAME AND ADDRESS OF BENEFICIAL OWNER(1)       BENEFICIAL OWNERSHIP(2)       SHARES OWNED(2)
---------------------------------------       ----------------------        ---------------

Brian A. Kahan.........................            4,553,470 (3)                33.1%

F.B.W. Holdings........................            1,070,000 (4)                 7.9%

John F. Chiste.........................               80,000 (5)                  *

Robert J. Gardner......................              141,025 (6)                 1.0%

Malcolm Leonard........................               35,086 (7)                  *

Robert Edelheit........................              107,206 (8)                  *

Paul H. Heimberg.......................              239,749 (9)                 1.7%

All directors and executive officers
as a group (six persons)...............            5,156,536 (10)               36.5%

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

(3) Includes 4,307,453 shares of Common Stock held in AldenCare Limited Partnership, of which Mr. Kahan is the general partner and 125,000 held by Mr. Kahan's wife.. Includes options to purchase 121,017 shares exercisable at $5.13 per share. (4) Includes an option to purchase 745,003 shares of Common Stock from a third party.
(5) Includes options to purchase 80,000 shares exercisable at $5.13 per share.
(6) Includes options to purchase 140,000 shares exercisable at $5.13 per share.
(7) Includes 3,898 shares of Common Stock held by Mr. Leonard in a Joint Tenancy with a Right of Survivorship ("JTWROS") with his sister Corinne Leonard, 5,848 shares of Common Stock held by Mr. Leonard in a JTWROS with his daughter Jennifer Gottlieb and 5,848 shares of Common Stock held by Mr. Leonard in a JTWROS with his daughter Shari Leonard and options to purchase 19,492 shares exercisable at $5.13 per shares.
(8) Includes options to purchase 58,476 shares exercisable at $5.13 per share.
(9) Includes 3,898 shares of Common Stock held by Mr. Heimberg's wife, Denise Heimberg and options to purchase 77,967 shares exercisable at $5.13 per share.
(10)     See notes 3 and 5-9 above.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with except

------------------------------------------------------------------------------.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Leonard & Danzinger, an accounting firm, of which Malcolm Leonard, a Director of the Company is a principal provided financial services to the Company. In connection for such services, Mr. Leonard's firm received $12,000 during fiscal 1996.

         Robert Edelheit, a Director of the Company served as the agent in connection with the Company's placement of certain of its employee insurance programs. The transaction was an arms length transaction and the policies entered into by the Company were no less favorable than could be obtained from other third parties. Mr. Edelheit received an agent's commission from the insuring company in connection with such policies. The Company paid no consideration to Mr. Edelheit for his services.

See Item 1. Description of Business - Mail Service Pharmacy Benefits, for discussion of a consulting agreement with a former officer and a director of the Company.


                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      A.    EXHIBITS:

                  EXHIBIT                        DESCRIPTION
                  -------                        -----------
                     3.1            CompScript's Articles of Incorporation (1)
                     3.2            Amendments to CompScript's Articles of Incorporation dated
                                    April 24, 1996, and July 3, 1996 (3.2)(10)
                     3.3            CompScript's Bylaws(1)
                     4.1            Form of CompScript's Common Stock Certificate (2)
                    10.1            CompScript 1996 Stock Option Plan (4)
                    10.2            Share Exchange Agreement, dated February 29, 1996, among
                                    Capital Brands, CompScript, Inc. and certain shareholders of
                                    CompScript, Inc. (10.1)(5)
                    10.3            Employment Agreement dated August 19, 1996 between
                                    CompScript and Brian A. Kahan (10.3)(10)
                    10.4            Stock Purchase Agreement dated May 31, 1996 between
                                    CompScript and the Shareholders of Delta Pharmacy Services,
                                    Inc.(10.1)(6)
                    10.5            Stock Purchase Agreement dated August 19, 1996 between
                                    CompScript and the Shareholders of SecurX, Inc.(10.1)(7)
                    10.6            Stock Purchase Agreement dated January 10, 1997 between
                                    CompScript and the Shareholders of Medical Services
                                    Consortium, Inc. (8)
                    10.8            Employment Agreement dated June 19, 1996 between
                                    CompScript and Robert J. Gardner*
                    10.9            Employment Agreement dated October 14, 1996 between
                                    CompScript and John Chiste*
                    10.10           Revolving Loan Agreement dated January 3, 1997 between
                                    CompScript and SunTrust Bank South Florida N.A.*
                    10.11           Independent Consulting Agreement dated January 9, 1997
                                    between Compscript, Gerard Altieri, Ronald J. Reith and
                                    Comprehensive Formulary Management*
                    10.12           Management Consulting Agreement dated October, 1996
                                    between Compscript and Shulman & Associates, Inc.(4.1)(9)
                    10.13           Merger Agreement dated March 26, 1997 between
                                    Compscript, Compscript Acquisition Subsidiary, Hytree
                                    Pharmacy, Inc. and the shareholders of Hytree Pharmacy, Inc.
                                    (10.1)(11)
                    10.16           Letter on change in certifying of accountants (12)
                    22.1            CompScript's Subsidiaries*
                    27              Financial Data Schedule*


_______________________

         (1) Incorporated by reference to the exhibit of the same number filed with CompScript's Form 8-B dated September 2, 1994.
         (2) Incorporated by reference to the exhibit of the same number filed with CompScript's Form 10- KSB for the year ended December 31, 1994.
         (4) Incorporated by reference to Appendix B of CompScript's Proxy Statement for the year ended December 31, 1995.
         (5) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Form 8-K dated March 14, 1996.
         (6) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated June 14, 1996.
         (7) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated August 30, 1996.
         (8) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated January 10, 1997.
         (9) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Registration Statement Form S-8 dated December 24, 1996.
         (10) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Transition Report on 10-K for the transition period from September 30, 1995 to December 31, 1995.
         (11) Incorporated by reference to the exhibit of the number indicated filed with Compscript's 8-K dated March 26, 1997.
         (12)     Incorporated by reference to CompScript's 8-K/A dated
                  June 24, 1996.

 *   Filed herewith.

         B.       REPORTS ON FORM 8-K:

                  None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        COMPSCRIPT, INC.

DATE:  April 15, 1997   By: /s/ BRIAN A. KAHAN
                        -------------------------------------------------------
                        Brian A. Kahan, Chairman of the Board, Chief Executive
                        Officer [Principal Executive Officer]

DATE:  April 15, 1997   By: /s/ JOHN F. CHISTE
                        -------------------------------------------------------
                        John F. Chiste, Chief Financial Officer
                        [Principal Financial and Accounting Officer]

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE:  April 15, 1997                      By: /s/ BRIAN A. KAHAN
                                                ---------------
                                                Brian A. Kahan, Director

DATE:  April 15, 1997                      By: /s/ ROBERT J. GARDNER
                                                ------------------
                                                Robert J. Gardner, Director

DATE:  April 15, 1997                      By: /s/ PAUL H. HEIMBERG
                                                -------------------
                                                Paul H. Heimberg, Director

DATE:  April 15, 1997                      By: /s/ ROBERT EDELHEIT
                                                ----------------
                                                Robert Edelheit, Director

DATE:  April 15, 1997                      By: /s/ MALCOLM LEONARD
                                                ----------------
                                                Malcolm Leonard, Director

Form 10-KSB-Item 7

List of Financial Statements

The following consolidated financial statements of CompScript, Inc. and Subsidiaries are included in Item 7:

Consolidated Balance Sheets--December 31, 1996 and Supplemental December 31,
   1996 (Unaudited)

Consolidated Statements of Operations--Years ended December 31, 1995 (As
   Restated) and 1996 and Supplemental year ended December 31, 1996 (Unaudited)

Consolidated Statements of Shareholders' Equity--Years ended December 31,
   1995 and 1996

Consolidated Statements of Cash Flows--Years ended December 31, 1995 (As
   Restated) and 1996

Notes to Consolidated Financial Statements--December 31, 1996

               Report of Independent Certified Public Accountants

The Board of Directors
  and Shareholders
CompScript, Inc.

We have audited the consolidated balance sheet of CompScript, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompScript, Inc. and Subsidiaries at December 31, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

March 31, 1997
West Palm Beach, Florida



                        COMPSCRIPT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                      SUPPLEMENTAL
                                                                                    DECEMBER 31, 1996
                                                             DECEMBER 31, 1996         (SEE NOTE 1)
                                                             -----------------      -----------------
ASSETS                                                                                 (UNAUDITED)

Current assets:
   Cash and cash equivalents                                  $   440,328             $  857,740
   Accounts receivable, net of allowances of $431,646
    and $634,848 historical and supplemental, respectively      2,179,749              6,369,720
   Inventory                                                    1,091,264              2,467,639
   Note receivable                                              1,125,000              1,150,788
   Income taxes receivable                                        525,623                267,812
   Prepaid and other receivables                                   65,353                112,487
                                                              -----------             ----------
Total current assets                                            5,427,317             11,226,186

Property and equipment, net                                     1,438,369              2,231,495

Other assets:
   Costs in excess of net assets acquired, less accumulated
     amortization of $61,359                                      143,171                143,171
   Other                                                          602,982                854,222
                                                              -----------            -----------
Total other assets                                                746,153                997,393
                                                              -----------            -----------
Total assets                                                   $7,611,839            $14,455,074
                                                              ===========            ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                            $1,296,317            $ 3,502,436
   Accrued salaries and benefits                                  188,110                762,405
   Accrued expenses                                               598,379                850,382
   Accrued pharmaceuticals dispensed by third parties             164,935                164,935
   Line of credit                                                 674,693                674,693
   Notes payable to shareholder                                   227,600                843,737
   Current portion of notes payable                                13,466                197,734
   Current portion of capital lease obligations                    36,360                 84,064
                                                              -----------            -----------
Total current liabilities                                       3,199,860              7,080,386

Long-term debt:
   Notes payable                                                   12,225              1,841,538
   Capital lease obligations                                       20,356                 56,360
                                                              -----------            -----------
Total long-term debt                                               32,581              1,897,898
                                                              -----------            -----------
Total liabilities                                               3,232,441              8,978,284

Minority interest                                                 222,628                222,628

Shareholders' equity:
   Common stock, $.0001 par value--50,000,000 shares
     authorized 10,908,132 and
     13,533,132 shares issued and outstanding
     historical and supplemental, respectively                      1,091                  1,353
   Additional paid-in capital                                   8,855,393              8,908,583
   Accumulated deficit                                         (4,699,714)            (3,655,774)
                                                              -----------            -----------
Total shareholders' equity                                      4,156,770              5,254,162
                                                              -----------            -----------
Total liabilities and shareholders' equity                     $7,611,839            $14,455,074
                                                              ===========            ===========

SEE ACCOMPANYING NOTES.



                        COMPSCRIPT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                       SUPPLEMENTAL
                                                                          YEAR ENDED                    YEAR ENDED
                                                                          DECEMBER 31                  DECEMBER 31
                                                                     1995             1996                 1996
                                                                                                       (SEE NOTE 1)
                                                               ---------------------------------------------------
                                                                 (AS RESTATED)                          (UNAUDITED)
                                                                  SEE NOTE 2
Sales                                                              $15,571,030       $20,049,771       $42,716,356
Cost of sales                                                        8,784,308        12,846,113        25,656,536
                                                                   -----------------------------------------------
Gross profit                                                         6,786,722         7,203,658        17,059,820

Selling, general and administrative expenses                         6,671,694         7,984,824        15,953,914
Provision for doubtful accounts                                        153,708           657,656           931,941
Merger costs                                                                 -           875,223           934,223
Goodwill impairment charge                                           3,636,362                 -                 -
                                                                   -----------------------------------------------
Total operating expenses                                            10,461,764         9,517,703        17,820,078
                                                                   -----------------------------------------------
Operating loss                                                      (3,675,042)       (2,314,045)         (760,258)

Other:
   Interest and other income                                            71,419            29,462            58,331
   Interest expense                                                    (96,115)         (113,759)         (359,298)
                                                                   -----------------------------------------------
Loss before provision for income taxes                              (3,699,738)       (2,398,342)       (1,061,225)
Income tax provision (benefit)                                         148,907          (400,000)           (4,633)
                                                                   -----------------------------------------------
Net loss                                                           $(3,848,645)      $(1,998,342)      $(1,056,592)
                                                                   ===============================================

Net loss per share                                                 $     (0.44)      $     (0.20)      $     (0.08)
                                                                   ===============================================

Weighted average shares outstanding                                  8,714,469         9,841,648        12,466,648
                                                                   ===============================================

Pro forma data (unaudited):


Historical loss before provision for income taxes                  $(3,699,738)      $(2,398,342)

   Pro forma tax (benefit) expense                                      96,259          (350,000)
                                                                  --------------------------------
Pro forma net loss                                                 $(3,795,997)      $(2,048,344)
                                                                  ================================

Pro forma loss per share                                           $     (0.44)      $     (0.21)
                                                                  ================================

                                       F-3

SEE ACCOMPANYING NOTES.


                        COMPSCRIPT, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                                  RETAINED
                                                             COMMON STOCK           ADDITIONAL    EARNINGS       TOTAL
                                                        -----------------------      PAID-IN    (ACCUMULATED  SHAREHOLDERS'
                                                        SHARES      AMOUNT           CAPITAL      DEFICIT)      EQUITY
                                                        ------------------------------------------------------------------
Balance at January 1, 1995                               2,210,770  $5,499,171   $    9,982    $    883,273    $6,392,426
   Common shares issued upon inception of
    SECURx, Inc.                                            48,097           5       74,995               -        75,000
   Net loss                                                      -           -            -      (3,848,645)   (3,848,645)
                                                        -----------------------------------------------------------------
Balance at December 31, 1995                             2,258,867   5,499,176       84,977      (2,965,372)    2,618,781
   Reverse acquisition of Capital Brands, Inc.:
     Acquisition of Capital Brands, Inc.'s
       common shares, net of acquisition
       costs of $1,888,807                               1,806,750         181      261,012               -       261,193
     Issuance of Capital Brands, Inc. Common
       Stock to CompScript-Boca, Inc.
       shareholders                                      7,394,982         739    5,498,414               -     5,499,153
     Receipt of CompScript-Boca, Inc. Common
       Stock and recording of minority
       interest in CompScript-Boca, Inc.                (2,039,840) (5,499,153)    (384,941)        162,313    (5,721,781)
   Common shares issued to Delta and SECURx
     reflect recapitalization of CompScript-Boca,
     Inc. as a result of the
     reverse acquisition of Capital Brands, Inc.           634,823          63          (63)              -             -
   Transfer of acquired entity's (Delta's) accumulated
     deficit to additional paid-in
     capital upon conversion from an S to a
     C corporation                                               -           -     (101,687)        101,687             -
   Exercise of warrants                                    102,550          10      538,366               -       538,376
   Exercise of stock options                               625,000          62      624,938               -       625,000
   Fair market value of stock options issued
     to nonemployees                                             -           -    1,411,250               -     1,411,250
   Common shares issued to consultants                     125,000          13      923,127               -       923,140
   Net loss                                                      -           -            -      (1,998,342)   (1,998,342)
                                                        =================================================================
Balance at December 31, 1996                            10,908,132  $    1,091   $8,855,393     $(4,699,714)   $4,156,770
                                                        =================================================================





                        COMPSCRIPT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1995              1996
                                                                                    -----------------------------
                                                                                     (AS RESTATED
                                                                                      SEE NOTE 2)
OPERATING ACTIVITIES
Net loss                                                                             $(3,848,645)     $(1,998,342)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
     Depreciation and amortization of leasehold improvements                             277,661          309,035
     Gain on sale of property and equipment                                               (2,270)               -
     Amortization                                                                        219,037           43,815
     Noncash merger costs                                                                      -          739,492
     Goodwill impairment charge                                                        3,636,362                -
     Provision for doubtful accounts                                                     153,708          657,656
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (412,441)        (670,401)
       Inventory                                                                        (333,574)        (318,656)
       Income tax refund receivable                                                            -         (525,623)
       Prepaid and other receivables                                                     (43,562)          49,295
       Other assets                                                                      (21,901)         (20,281)
       Accounts payable and accrued expenses                                             357,573          661,085
       Payable to affiliated entities                                                    136,367         (100,940)
                                                                                    -----------------------------
Net cash provided (used) by operating activities                                         118,315       (1,173,865)

INVESTING ACTIVITIES
Purchase of property and equipment                                                      (226,430)        (660,386)
Proceeds from sale of equipment                                                                -           71,216
Acquisition, net of cash acquired                                                       (115,000)         403,808
                                                                                    -----------------------------
Net cash used in investing activities                                                   (341,430)        (185,362)

FINANCING ACTIVITIES
Exercise of options and warrants                                                               -        1,163,376
Proceeds from sale of common stock                                                        75,000                -
Proceeds from lines of credit                                                            129,717          800,000
Repayment of lines of credit                                                            (148,895)        (330,054)
Proceeds from notes payable to shareholder                                               228,600           50,000
Repayments of notes payable to shareholder                                                     -         (103,800)
Proceeds from notes payable                                                               10,207                -
Repayment of notes and leases payable                                                   (113,608)         (95,732)
Payment of deferred acquisition costs                                                    (27,500)               -
                                                                                    -----------------------------
Net cash provided by financing activities                                                153,521        1,483,790
                                                                                    -----------------------------
Net (decrease) increase in cash and cash equivalents                                     (69,594)         124,563
Cash and cash equivalents at beginning of year                                           385,359          315,765
                                                                                    -----------------------------
Cash and cash equivalents at end of year                                            $    315,765     $    440,328
                                                                                    =============================

                                       F-5



                        COMPSCRIPT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                      YEAR ENDED DECEMBER 31
                                                                                      1995              1996
                                                                                ------------------------------
                                                                                  (AS RESTATED
                                                                                    SEE NOTE 2)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                                      $     272,444     $    115,838
                                                                                ==============================

Cash paid for interest                                                          $      54,499     $     68,506
                                                                                ==============================

SCHEDULE OF NONCASH INVESTING ACTIVITIES
Stock options issued in exchange for prepaid consulting fees                    $          -      $    302,285
                                                                                ==============================

Fixed assets acquired pursuant to capital lease obligations and notes payable

                                                                                $      54,550     $     19,671
                                                                                ==============================



SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996

1. THE COMPANY

CompScript, Inc. (CompScript or the Company, f/k/a Capital Brands, Inc.) is a comprehensive provider of pharmacy management services including institutional pharmacy, infusion therapy, mail order and consultant pharmacist services as well as pharmacy benefit claim administration to managed care networks, long-term and subacute care facilities, home health patients and recipients of managed care. The Company is the successor to CompScript-Boca, Inc. (Boca, f/k/a CompScript, Inc. which was f/k/a Aldencare, Inc.), which was incorporated under the laws of the State of Florida on October 3, 1991.

On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company involved in the development of consumer-based businesses in the Republic of Poland (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse purchase of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition, consisting of cash and marketable equity securities. The Company incurred acquisition costs of approximately $1,888,807, all of which was charged to additional paid-in capital. As Capital had no operations as of the Acquisition date, no pro forma financial information is presented. On July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's December 31, 1996 consolidated balance sheet.

On May 31, 1996, in a transaction accounted for as a pooling-of-interests, the Company acquired Delta Pharmacy Services, Inc. (Delta). As a result, the accompanying consolidated financial statements include the accounts and results of operations of Delta for all periods presented. In connection with the transaction, the Company exchanged 666,350 shares of the Company's Common Stock for all of the outstanding common stock of Delta. Delta is in the business of supplying prescription pharmaceuticals, consulting services and enteral and parental therapies to long-term and alternate care providers in Alabama and Northern Florida.

On August 19, 1996, in a transaction accounted for as a pooling-of-interests, the Company acquired SECURx, Inc. (SECURx). As a result, the accompanying financial statements include the accounts and results of operations of SECURx for all periods presented. In connection with the transaction, the Company exchanged 187,500 shares of the Company's Common Stock for all of the outstanding common stock of SECURx. SECURx is in the business of selling and

                        CompScript, Inc. and Subsidiaries

1. THE COMPANY (CONTINUED)

distributing prescription drugs to the general public through corporate sponsored benefit plans of employers located in the northeastern United States.

The following unaudited pro forma summary presents the consolidated results of operations as if the pooling-of-interest transactions with Delta and SECURx had occurred on January 1, 1995. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.


                                            COMPSCRIPT            DELTA                SECURX          CONSOLIDATED
                                        ---------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995
Total sales                               $10,940,526      $2,163,253             $2,467,251           $15,571,030
                                        ===========================================================================

Net loss                                  $(3,686,619)     $  (26,607)            $ (135,419)          $(3,848,645)
                                        ===========================================================================

YEAR ENDED DECEMBER 31, 1996
Total sales                               $15,469,263      $1,173,945 (1)         $3,406,563  (2)      $20,049,771
                                        ===========================================================================

Net (loss) income                         $(1,937,123)     $  165,479 (1)         $ (226,698) (2)      $(1,998,342)
                                        ===========================================================================

(1) Represents results of operations for Delta from January 1, 1996 to the date of its acquisition.

(2) Represents results of operations for SECURx from January 1, 1996 to the date of its acquisition.

On January 10, 1997, in a transaction accounted for as a pooling-of-interests, the Company acquired Medical Services Consortium, Inc. (MSC). In connection with the transaction, the Company exchanged 1.4 million shares of the Company's Common Stock for all of the outstanding common stock of MSC. MSC is in the business of supplying prescription pharmaceuticals, consulting services and enteral and parental therapies to long-term and alternate care providers in South Florida.

On February 28, 1997, in a transaction accounted for as a pooling-of-interests, the Company acquired Campo Medical Pharmacy, Inc. (Campo). In connection with the transaction, the Company exchanged 375,000 shares of the Company's Common Stock for all of the outstanding common stock of Campo. Campo is in the business of supplying prescription pharmaceuticals and consulting services to long-term and alternate care providers in Louisiana.

                        CompScript, Inc. and Subsidiaries

1. THE COMPANY (CONTINUED)

On March 26, 1997, in a transaction accounted for as a pooling-of-interests, the Company acquired Hytree Pharmacy, Inc. (Hytree). In connection with the transaction, the Company exchanged 850,000 shares of the Company's Common Stock for all of the outstanding common stock of Hytree. Hytree is in the business of supplying prescription pharmaceuticals, respiratory and consulting services to long-term and alternate care providers along with home care and sales and rentals of durable medical equipment and supplies within the Ohio market. Hytree's fiscal year end is March 31.

The unaudited supplemental balance sheet and statement of operations as of and for the year ended December 31, 1996 and the following unaudited pro forma summary presents the consolidated financial position and results of operations, respectively, as if the pooling-of-interest transactions with MSC, Campo and Hytree had occurred on December 31, 1996. The supplemental and pro forma financial information does not purport to be indicative of the financial position and results of operations that would have occurred had the transactions taken place on December 31, 1996 or of future results of operations.


                                         COMPSCRIPT         MSC           CAMPO         HYTREE (1)     CONSOLIDATED
                                        -------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1995

Total sales                               $15,571,030      $6,558,177    $2,723,028      $10,004,455      $34,856,690
                                        ===============================================================================

Net (loss) income                         $(3,848,645)     $($542,494)   $   54,595      $    93,009      $(4,243,535)
                                        ===============================================================================


Loss per share                            $     (0.44)                                                    $     (0.37)
                                        ==============                                                    ============

YEAR ENDED DECEMBER 31, 1996

Total sales                               $20,049,771      $8,577,551    $3,181,263      $10,907,771      $42,716,356
                                        ===============================================================================

Net (loss) income                        $ (1,998,342)     $  477,874    $  100,975      $   362,901      $(1,056,592)
                                        ===============================================================================

Loss per share                           $      (0.20)                                                    $     (0.08)
                                        ================                                                  =============

(1) Pro forma results for Hytree for the year ended December 31, 1995 represent Hytree's actual results for the year ended March 31, 1996, as Hytree's year end was March 31. Hytree's pro forma results for the year ended December 31, 1996 have been restated to conform to the Company's year end.

                        CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

Effective June 29, 1996, the Company elected to change its year end from September 30 to December 31. The Company's historical consolidated financial statements have been restated to conform with this change in year end.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and Boca, of which the Company owns approximately 92%. All significant intercompany balances and transactions have been eliminated.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less, when acquired, to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company's customers are primarily long-term and alternate care providers in Florida and Alabama and corporate sponsored benefit plans of employers in the Northeastern United States. The Company directly bills its customers or third-party payers, which are primarily Medicaid and private insurers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is not required. Credit losses are provided for in the financial statements and consistently have been within management's expectations.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

                        CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Furniture and equipment and vehicles are depreciated over a five to seven year period. Leasehold improvements and assets under capital lease are amortized over the useful lives of the underlying assets or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

COSTS IN EXCESS OF NET ASSETS ACQUIRED

In July 1995, SECURx recorded approximately $205,000 of costs in excess of net assets acquired in connection with the acquisition of substantially all of the assets and liabilities of a predecessor company of the same name. Costs in excess of net assets acquired are amortized on a straight-line basis over five years.

The Company periodically evaluates the recovery of the carrying amount of costs in excess of net assets acquired by determining if any impairment indicators are present. These indicators include duplication of resources resulting from acquisitions, income derived from businesses acquired, the estimated undiscounted cash flows of the entity over the remaining amortization period and other factors.

REVENUE RECOGNITION

Revenue and the related cost of sales are recognized when services are provided or products are delivered.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense is typically recognized under APB No. 25, as the exercise price of the Company's employee stock options generally equals or exceeds the market price of the underlying stock on the date of grant.

                        CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for equity awards issued to nonemployee consultants, attorneys and other vendors at fair market value based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable on the date of grant. The fair value of equity instruments issued to a nonemployee is measured as of the date that the parties come to a mutual understanding of the terms of the arrangement and agree to a binding contract.

ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense totaled approximately $33,909 and $37,042 in 1995 and 1996, respectively.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes at the end of each period are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates for the years in which the taxes are expected to be paid or recovered.

The Company files a consolidated income tax return with its majority-owned subsidiaries which includes the taxable income or loss of each subsidiary from its acquisition date through the end of the Company's tax year. Each entity is required to file a separate income tax return prior to becoming a member of the Company's consolidated income tax return. Prior to its acquisition by the Company on May 31, 1996, Delta was taxed under the provisions of Subchapter S of the Internal Revenue Code (IRC). Concurrent with the acquisition of Delta, Delta converted to C corporation status with respect to federal income taxes and, for those states that recognize such tax election, state income taxes. As a result, the accompanying consolidated financial statements include no provision (benefit) for income taxes related to Delta's income (loss) prior to its acquisition by the Company. Accordingly, the consolidated statements of operations for the years ended December 31, 1995 and 1996 include pro forma adjustments (unaudited) for income tax expense which would have been recorded had Delta been a taxable corporation and had the Company been able to file a consolidated income tax return with Delta and SECURx based on the tax laws in effect during the years presented.

                        CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Net loss per share is calculated using the weighted average number of common shares outstanding as the effect of the Company's outstanding Common Stock equivalents was antidilutive for all periods presented. Weighted average common shares outstanding reflect the exchange ratio of 3.898373 shares of the Company's Common Stock for each share of Boca's Common Stock outstanding prior to the Acquisition for all periods presented.

Pro forma net loss per share (unaudited) reflects the pro forma income tax adjustments described above. There is no difference between historical and pro forma weighted average shares.

LONG-LIVED ASSETS

FASB No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company adopted FASB No. 121 during 1996 and, based on current circumstances, does not believe that any impairment indicators are present relative to its long-lived assets.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                        CompScript, Inc. and Subsidiaries

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1996 consists of the following:

         Furniture and equipment                           $1,677,864
         Vehicles                                             146,052
         Leasehold improvements                               218,707
         Assets under capital leases                          295,880
                                                           ----------
                                                            2,338,503

         Less accumulated depreciation                       (900,134)

                                                           ----------
                                                           $1,438,369
                                                           ==========

4. GOODWILL IMPAIRMENT

At December 31, 1995, the Company recognized a goodwill impairment charge of approximately $3.6 million, with no associated tax benefit, related to Aldencare, Inc.'s 1994 acquisition of substantially all of the assets of CompScript, Inc., which became the Company's Ohio Division. The Ohio Division was purchased to be the Company's entry into the workers' compensation, pharmacy benefits management (PBM) line of business. During the year ended December 31, 1995, the contracts attributed to the Ohio Division generated minimal revenue due in part to the nonexclusive nature of the contracts. In addition, the inability of the Ohio Division to convert existing relationships with prospective clients into new PBM contracts or to secure new prospective clients contributed to significant operating losses and negative cash flows relative to the Ohio Division. Based on the poor financial results and the failure to obtain new contracts, the Company believed that the PBM business acquired with the Ohio Division would not generate positive cash flows in the foreseeable future and the strategy to implement this line of business within the Ohio Division would no longer be a priority of the Company. Therefore, the Company wrote off the unamortized carrying value of the goodwill of approximately $3.6 million on December 31, 1995.

5. LINE OF CREDIT

In May 1995, the Company entered into a line-of-credit agreement which permits borrowings up to $750,000. The line of credit is due upon demand and is secured by substantially all of the assets of the Company. Interest is payable monthly at prime plus .25% (8.50% at December 31, 1996) with a .25% fee on the unused portion of the line.

Approximately $675,000 is outstanding at December 31, 1996.

                        CompScript, Inc. and Subsidiaries

5. LINE OF CREDIT (CONTINUED)

On January 3, 1997, the Company amended its financing agreement with its primary lender to increase its revolving line-of-credit agreement to allow for borrowings up to $5 million from the $750,000 previously in effect (the New Credit Facility). The primary reason for the increase was to provide additional working capital for operations and fund the Company's acquisition activity. Through March 31, 1997, the Company borrowed approximately $4.7 million under the New Credit Facility.

The New Credit Facility is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets, and consists of a term loan due on April 30, 1998. Interest, which is paid monthly on the credit facility, accrues at the lessor of the prime rate or the three-month London Interbank Offered Rate, plus 250 basis points. The credit facility requires the Company to maintain at all times, certain net worth, debt coverage and working capital levels, and restricts acquisitions and dispositions of property and limits additional borrowings from other lendors.

In connection with the New Credit Facility, on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lendor, the proceeds of which were used to fund the Company's office and mail order space expansion, which was completed in the first quarter of 1997. The principle sum of the promissory note shall be paid in monthly installments of approximately $8,333 plus interest at 9.0% for 60 months beginning on February 1, 1997. Collateral and debt covenants are the same as those of the New Credit Facility.

On March 19, 1997, the Company entered into an additional $750,000 promissory note with its existing lender, primarily for working capital purposes. Such loan matures on July 26, 1997 and bears interest at prime. This loan is cross collateralized with all other borrowings previously discussed. In addition to the collateral previously discussed, this note is collateralized by the $1,125,000 note receivable recorded on the Company's consolidated balance sheet at December 31, 1996 and the collateral underlying the note receivable consisting of marketable equity securities.

6. NOTES PAYABLE AND NOTES PAYABLE TO SHAREHOLDER

The Company has entered into various notes payable to financing companies bearing interest at rates ranging from 6% to 10% and expiring at various dates through 1999. The notes payable arose in connection with the purchase of certain vehicles and are collateralized by vehicles with an aggregate carrying value of approximately $58,500.

                        CompScript, Inc. and Subsidiaries

6. NOTES PAYABLE AND NOTES PAYABLE TO SHAREHOLDER (CONTINUED)

The notes payable to shareholder are due upon demand, bear interest at 10% and are collateralized by the receivables, inventories and equipment of SECURx, the aggregate carrying value of which exceeds the outstanding aggregate balance of the notes payable to shareholder at December 31, 1996.

At December 31, 1996, annual payments on notes payable, including notes payable to shareholder are as follows:

         1997                                       $241,066
         1998                                          9,045
         1999                                          3,180
                                                    --------
                                                    $253,291
                                                    ========

7. CAPITAL LEASES

The Company leases certain equipment under long-term capital leases. Future obligations are as follows:

         Year ending December 31,
            1997                                    $42,744
            1998                                     19,758
            1999                                      1,752
                                                   --------
                                                     64,254
         Less amounts representing interest          (7,538)
                                                   --------
                                                    $56,716
                                                   ========

8.    MINORITY INTEREST

On October 3, 1996, Boca issued an additional 27,000 shares of its Common Stock to a shareholder of the Company, increasing the minority interest's aggregate ownership interest in Boca to approximately 8%.

The Company intends to exchange the shares of Boca's Common Stock held by the minority interest for the Company's Common Stock during 1997 at the same exchange ratio used in the Acquisition. The minority interest's share of Boca's 1996 results of operations is not significant.

                        CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY

EQUITY INSTRUMENTS ISSUED TO NONEMPLOYEES

During 1996, the Company granted 625,000 stock options at an exercise price of $1 per share to certain consultants, 100,000 stock options at $6 per share to an investment banking firm and 75,000 stock options at an exercise price of $6 and 9,000 shares of Common Stock to a law firm as consideration for services rendered in connection with the Acquisition. The stock options were fully vested on the date of grant. Included in the costs of the Acquisition, all of which were charged against additional paid-in capital attributed to the Acquisition, is an aggregate $1,292,000 related to the issuance of these equity instruments. The consultants exercised the 625,000 stock options prior to December 31, 1996. Subsequent to December 31, 1996, the 75,000 stock options referred to above were exercised. The remaining 100,000 stock options will expire on April 1, 1999.

During 1996, the Company issued 90,000 shares of Common Stock to certain consultants and 11,000 shares of Common Stock to a law firm as consideration for services rendered in connection with the Company's acquisitions of Delta, SECURx and MSC. The Company recorded an aggregate $740,000 related to the issuance of these common shares, all of which is included in merger costs on the consolidated statement of operations.

On May 1, 1996, the Company granted 200,000 stock options (100,000 options at an exercise price of $8 and 100,000 options an exercise price of $10) to an investment banking firm as consideration for a two-year consulting agreement commencing on December 31, 1996. The stock options were fully vested on the date of grant. In connection with the stock options granted, the Company recorded a prepaid consulting fee of $144,000 as of December 31, 1996. This amount is included in other assets on the December 31, 1996 consolidated balance sheet.

On July 2, 1996, the Company granted 75,000 stock options exerciseable at $7 per share to a public relations firm in connection with a two-year contract. The stock options were fully vested on the date of grant. In addition, the Company agreed to issue an additional 75,000 options on July 2, 1997 and pay $30,000 per year in connection with this contract. In connection with the stock options granted, the Company recorded a prepaid expense of $20,000 at December 31, 1996. The stock options expire five years from their respective dates of grant.

                        CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

On December 27, 1996, the Company issued 15,000 of its common shares to certain consultants as consideration for consulting services rendered in connection with the Company obtaining a five-year agreement to provide mail order pharmacy services to an insurer. The Company recorded a prepaid expense of approximately $138,000 for these fees, which is included in other assets on the December 31, 1996 consolidated balance sheet, and intends to amortize these costs over the life of the agreement.

COMMON STOCK WARRANTS

During 1996, the Company issued 102,550 common shares in connection with the exercise of the Company's Class A and Class B warrants at a weighted average exercise price of $5.25. On December 31, 1996, the remaining 96,950 outstanding warrants expired unexercised.

STOCK OPTION PLANS

In October 1994, Boca adopted a stock option plan (the Boca Plan). The Boca Plan provides for the granting of both incentive stock options and nonqualified stock options for the purchase of up to 200,000 shares of Boca's Common Stock. Under the Boca Plan, incentive stock options were granted on October 1, 1994 to purchase 19,100 shares of Boca's Common Stock for a period of eight years from October 1996 at an exercise price of $10 per share (the Boca Options). All of the outstanding Boca Options were rescinded during 1996. The Company does not intend to grant any additional stock options under the Boca Plan.

In May 1996, the Company adopted a stock option plan (the 1996 Plan). The 1996 Plan provides for the granting of both incentive stock options and nonqualified stock options for the purchase of up to 900,000 shares of the Company's Common Stock. The exercise price and vesting schedule of each stock option is determined by the Compensation Committee of the Company. Stock options granted under the 1996 Plan expire after ten years from the date of grant.

                        CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

In October 1995, the FASB issued FASB No. 123, which provides an alternative to APB No. 25. FASB No. 123 allows for a fair value based method of accounting for stock options. However, for companies that continue to account for stock-based compensation arrangements under APB No. 25, such as the Company, FASB No. 123 requires disclosure of the pro forma effect on net loss and loss per share of its fair value based accounting for those arrangements. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996: risk free interest rate of 6.49%, dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of .47 and a weighted-average expected life of the options of 4.09 years. As of December 31, 1996, the weighted average remaining contractual life of all options outstanding was 9.7 years.

The following unaudited pro forma summary presents the Company's net income and earnings per share as if the estimated fair value of the options were amortized to expense over the options' vesting period. FASB No. 123 does not apply to stock option grants prior to the year ended December 31, 1995 and no stock options were granted in fiscal 1995, therefore, FASB No. 123 has no pro forma effect on the 1995 net loss and net loss per share as reported in the consolidated statement of operations.

                                                   YEAR ENDED 1996
                                       ----------------------------------
                                                            Supplemental
                                                            (SEE NOTE 1)

      Pro forma net loss                $(3,718,803)        $(2,777,053)
                                       ==================================


      Pro forma net loss per share      $     (0.38)   $          (0.22)
                                       ============== ===================

The pro forma effect of compensation expense from stock option awards on pro forma net income reflects the vesting of 1996 option awards in 1996, in accordance with FASB No. 123. Because pro forma compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying FASB No. 123 may not be indicative of pro forma compensation expense in future years, when the effect of multiple awards will be reflected in pro forma net income.

                        CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information for the year ended December 31, 1996 relative to the Company's employee/director and nonemployee stock options is as follows:


                                                  EMPLOYEE/DIRECTOR STOCK              NONEMPLOYEE STOCK
                                                          OPTIONS                           OPTIONS
                                               -------------------------------- --------------------------------
                                                                  WEIGHTED                           WEIGHTED
                                               OPTIONS FOR         AVERAGE        OPTIONS FOR         AVERAGE
                                                  SHARES       EXERCISE PRICE        SHARES       EXERCISE PRICE
                                               --------------- ---------------- ----------------- --------------
Outstanding at December 31, 1995                         -         $     -                   -        $     -
Granted                                            882,500            5.17           1,075,000           3.72
Exercised                                                -               -             625,000           1.00
Forfeited                                                -               -                   -              -
                                                 ---------                          ----------
Outstanding at December 31, 1996                   882,500            5.17             450,000           7.50
                                                 =========                          ==========

Exercisable at end of year                         800,867                             450,000
                                                 =========                          ==========

Weighted-average fair value of options
granted during the year                              $2.23                               $1.31
                                                 =========                          ==========

The exercise prices of the employee/director stock options granted during 1996 were greater than the Company's stock prices on the dates of grant.

                        CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

Options outstanding and exercisable at December 31, 1996 are as follows:


                                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                            ----------------------------------------------- -----------------------------
                                                               WEIGHTED
                                                               AVERAGE         WEIGHTED                          WEIGHTED
                                                              REMAINING         AVERAGE                          AVERAGE
                                              OPTIONS      CONTRACTUAL LIFE    EXERCISE         OPTIONS          EXERCISE
         RANGE OF OPTION PRICES             OUTSTANDING                          PRICE        EXERCISABLE         PRICE
-----------------------------------------   -------------- ----------------- -------------- ----------------- -----------
Employees             $  5.13--$6.08             882,500      9.7 years           $  5.17         800,867       $  5.13
                                                ========                                         ========

Nonemployees          $  6.00--$8.00             275,000      2.9 years           $  7.00         275,000       $  7.00
                      $        10.00             100,000      2.3 years           $ 10.00         100,000       $ 10.00
                      $         6.00              75,000      Unlimited           $  6.00          75,000       $  6.00
                                                                                                 --------
                                                ========
                                                 450,000                                          450,000
                                                ========                                         ========


At December 31, 1996, there are 17,500 options available for grant under the 1996 Plan.

COMMON STOCK

The following shares of Common Stock have been reserved for future issuance as of December 31, 1996:
          Upon the closing of the acquisition of MSC                                          1,400,000
          Upon the conversion of the minority interest                                          662,341
          Upon the exercise of stock options outstanding or available for
            grant                                                                             1,350,000

                                                                                             ==========
                                                                                              3,412,341
                                                                                             ==========


                        CompScript, Inc. and Subsidiaries

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

NOTE RECEIVABLE: The fair value of the Company's note receivable is estimated using discounted cash flow analysis, based on discount rates at which similar notes would be made under current conditions, commensurate with the credit and interest rate risks involved.

LINE OF CREDIT, NOTES PAYABLE, AND NOTES PAYABLE TO SHAREHOLDERS: The fair values of the Company's line of credit, notes payable and notes payable to shareholders are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying and fair values of the Company's financial instruments at December 31, 1996 approximate their carrying values.

11. INCOME TAXES

The components of the income tax provision (benefit) are as follows:


                                                       YEAR ENDED DECEMBER 31,
                                                             1995 1996
                                                  ------------------------------
         Current:
            Federal                                $ 95,408        $(400,000)
            State                                    16,010                -
                                                  ------------------------------
                                                    111,418         (400,000)

         Deferred                                    37,489                -
                                                  ==============================
         Total                                     $148,907        $(400,000)
                                                  ==============================

                        CompScript, Inc. and Subsidiaries

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:


                                                       DECEMBER 31,
                                                  1995             1996
                                                -------------------------
Deferred tax assets:
   Net operating loss carryforwards              $46,564        $  46,564
   Tax credits                                         -           25,377
   Allowance for uncollectible accounts           26,095          162,428
   Costs in excess of net assets acquired          5,131           15,393
                                               --------------------------
                                                  77,790          249,762
Less valuation allowance                         (77,790)        (249,762)
                                               ==========================
Net deferred tax assets                        $       -        $       -
                                               ==========================

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $249,762 valuation allowance is necessary at December 31, 1996. At December 31, 1996, the Company has available net operating loss carryforwards of $123,741 which expire in 2010. In addition, the Company had tax credits of $25,377 that have no expiration date.

                        CompScript, Inc. and Subsidiaries

11. INCOME TAXES (CONTINUED)

The differences between the provision for income taxes and the amount which results from applying the federal and state statutory tax rates to income before income taxes are as follows:


                                                                               YEAR ENDED DECEMBER 31
                                                                               1995              1996
                                                                           ---------------------------
         Income tax benefit at statutory rate                              $(1,257,911)      $(815,436)
         State income tax benefit, net                                        (134,300)        (87,060)
         Merger costs, not deductible for tax purposes                               -         329,345
         Taxes on Delta's loss incurred (income earned) prior to
            revocation of Subchapter S election                                 10,012         (62,270)
         Goodwill amortization not deductible for tax purposes                  74,300               -
         Goodwill impairment charge not deductible for tax purposes          1,368,363               -
         Meals and entertainment not deductible for tax purposes                 6,443           7,133
         Officer's life insurance premiums not deductible for tax
            purposes                                                             4,210           4,210
         Reduction in net operating loss carryback benefit                           -          52,105
         Change in valuation allowance                                          77,790         171,973
                                                                          ----------------------------
                                                                          $    148,907       $(400,000)
                                                                          ============================

12. LEASE COMMITMENTS

The Company has various operating leases, primarily relating to branch offices and warehouse facilities. The leases have various renewal options and escalation clauses and often require the Company to make additional payments for maintenance costs. Total rent expense for the years ended December 31, 1995 and 1996 amounted to $132,739 and $181,229, respectively.

                        CompScript, Inc. and Subsidiaries

12. LEASE COMMITMENTS (CONTINUED)

Approximate future minimum annual rentals under noncancelable operating leases with initial or remaining terms in excess of one year are:

         1997                                       $   198,197
         1998                                           214,314
         1999                                           204,628
         2000                                           158,017
         2001                                           151,644
         Thereafter                                     165,528
                                                    -----------
                                                     $1,092,328
                                                    ===========

13. PROFIT SHARING PLAN

In 1993, the Company established a profit sharing savings plan (the Plan) that covers substantially all of its employees and that qualifies as a cash or deferred arrangement under Section 401(k) of the IRC. Under the Plan, participating employees may defer up to 20% of their pre-tax salary before reduction, but not more than approximately $9,500 per plan year. The Company may make matching or other contributions to the Plan. There were no Company contributions to the Plan for the fiscal years ended December 31, 1995 and 1996.

14. SUBSEQUENT EVENT

On January 9, 1997, the Company entered into a five-year agreement with two shareholders (each of which has less than a 5% beneficial ownership interest in the Company) of the Company pursuant to which the shareholders will assist the Company with the maintenance of existing pharmacy benefits management contracts as well as secure new contracts for the Company. The Company agreed to pay the shareholders $50,000 per month for the first year of the contract, as well as commission ranging from 1/2% to 1% of net revenues generated by new contacts obtained by the shareholders. The Company may cancel the contract at the end of the first year if the shareholders have not met certain performance criteria.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBERS              DESCRIPTION
-------              -----------

10.8     Employment Agreement dated June 19, 1996 between CompScript and Robert
         J. Gardner

10.9 Employment Agreement dated October 14, 1996 between CompScript and John Chiste

10.10 Revolving Loan Agreement dated January 3, 1997 between CompScript and SunTrust Bank South Florida N.A.

10.11 Independent Consulting Agreement dated January 9, 1997 between Compscript, Gerard Altieri, Ronald J. Reith and Comprehensive Formulary Management

22.1     CompScript's Subsidiaries*

27       Financial Data Schedule*