Form 10KSB/A
period 1996-12-31
COMPSCRIPTS INC
filed 1997-05-09
CIK 862147

[The Company inadvertently omitted the name of the independent certified public accountants on the Report of Independent Certified Public Accountants in its Form 10-KSB flied on March 15, 1997]

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A1

           [ ]   Annual Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

           [ ]   Transition Report Under Section 13 or 15(d) of
                         the Securities Exchange Act of 1934

                      For the year ended December 31, 1996

                         Commission file number 0-20594

                                COMPSCRIPT, INC.
               ---------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Florida                                            65-0506539
--------------------------------                       ------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


                            1225 Broken Sound Parkway
                            Boca Raton, Florida 33481
            ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (407) 994-8585
            -----------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                  Securities registered under Section 12(b) of
                      the Securities Exchange Act of 1934:

   Title of Each Class               Name of Each Exchange on Which Registered
   ---------------------------------------------------------------------------
        None                                         None

               Securities registered pursuant to Section 12(g) of
                      the Securities Exchange Act of 1934:

                     Common Stock par value $.0001 per share
                     ---------------------------------------
                                (Title of Class)

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



                                       Ernst & Young LLP




March 31, 1997
West Palm Beach, Florida

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of I934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       COMPSCRIPT, INC

                       By: /s/Brian A. Kahan
                          ------------------------------------------------------
                          Brian A. Kahan, Chairman of the Board, Chief Executive Officer [Principal Executive Officer]

                       By: /s/ John F. Chiste
                          ------------------------------------------------------
                          John F. Chiste, Chief Financial Officer
                          [Principal Financial and Accounting Officer]

    In accordance with the Securities Exchange Act of 1934, this report bas been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: April 28, 1997   By: /s/Brian A. Kahan
                          ------------------------------------------------------
                          Brian A. Kahan. Director

DATE: April 28, 1997   By: /s/Robert J. Gardner
                          ------------------------------------------------------
                          Robert J Gardner, Director

DATE: April 28, 1997   By: /S/Paul Heimberg
                          ------------------------------------------------------
                          Paul Heimberg, Director

DATE: April 28, 1997   By: /S/Robert Edelheit
                          ------------------------------------------------------
                          Robert Edelheit, Director

DATE: April 28, 1997   By: /s/Malcolm Leonard
                          ------------------------------------------------------
                          Malcolm Leonard, Director