Form 10QSB
period 1997-03-31
COMPSCRIPTS INC
filed 1997-05-20
CIK 862147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1997

[ ] Transition Report Under Section 12 or 15(d) of the Exchange Act

                  For the transition period from _________ to __________.

                         Commission file number 0-20594

                                COMPSCRIPT, INC.
        -----------------------------------------------------------------
        (Exact Name or Small Business Issuer as Specified in Its Charter)

             Florida                                  65-0506539
(State of Other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization)                   Identification No.)

                    1225 Broken Sound Parkway, N.W., Suite A
                              Boca Raton, FL 33487
                    ----------------------------------------
                     (Address of Principal Executive Office)

                                 (561) 994-8585
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.0001 per share as of May 14, 1997 was 13,757,063.

Transitional Small Business Disclosure Format:

                         Yes [ ]              No [X]

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE

PART I.  FINANCIAL INFORMATION

         ITEM.1            Financial Statements (Unaudited)

                           Consolidated Balance Sheets as of
                           March 31, 1997 and December 31,
                           1996                                          2

                           Consolidated Statements of Operations
                           for the Three Months Ended March 31,
                           1997 and 1996                                 3

                           Consolidated Statements of Cash Flows
                           for the Three Months Ended March 31,
                           1997 and 1996                                 4

                           Notes to Consolidated Financial
                           Statements                                    5-9

         ITEM. 2           Management's Discussion and Analysis
                           of Plan of Operations                         10-13

PART II. OTHER INFORMATION

SIGNATURES



                        CompScript, Inc. and Subsidiaries

                Consolidated Condensed Balance Sheets (Unaudited)

                                                                                  DECEMBER 31,         MARCH 31,
                                                                                      1996               1997
                                                                                --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                      $     857,740    $     807,204
   Accounts receivable, net                                                           6,369,720        7,983,422
   Inventory                                                                          2,467,639        2,779,848
   Note receivable                                                                    1,150,788          325,000
   Income tax refund receivable                                                         267,812          355,657
   Prepaid and other receivables                                                        112,487          118,890
                                                                                --------------------------------
Total current assets                                                                 11,226,186       12,370,021

Property and equipment, net                                                           2,231,495        2,654,452

Other assets:
   Costs in excess of net assets acquired, less accumulated amortization
                                                                                        143,171          132,944
   Other                                                                                854,222          803,331
                                                                                --------------------------------
Total other assets                                                                      997,393          936,275
                                                                                ================================
Total assets                                                                        $14,455,074      $15,960,748
                                                                                ================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  3,502,436     $  2,686,913
   Accrued salaries and benefits                                                        762,405          693,312
   Accrued expenses                                                                     850,382          941,317
   Accrued pharmaceuticals dispensed by third parties                                   164,935          142,996
   Line of credit                                                                       674,693                -
   Notes payable to shareholders                                                        843,737          449,750
   Current portion of notes payable                                                     197,734          941,867
   Current portion of capital lease obligations                                          84,064           79,769
                                                                                --------------------------------
Total current liabilities                                                             7,080,386        5,935,924

Long-term debt:
   Line of credit                                                                             -        4,665,466
   Notes payable                                                                      1,841,538          560,596
   Capital lease obligations                                                             56,360           48,078
                                                                                --------------------------------
Total long-term debt                                                                  1,897,898        5,274,140
                                                                                --------------------------------
Total liabilities                                                                     8,978,284       11,210,064

Minority interest                                                                       222,628          222,628

Shareholders' equity:
   Common stock, $.0001 par value--50,000,000 shares authorized,
     13,533,132 and 13,627,063 shares issued and outstanding at
     December 31,1996 and March 31, 1997, respectively                                    1,353            1,364
   Additional paid-in capital                                                         8,908,583        9,798,568
   Accumulated deficit                                                               (3,655,774)      (5,271,876)
                                                                                --------------------------------
Total shareholders' equity                                                            5,254,162        4,528,056
                                                                                --------------------------------
Total liabilities and shareholders' equity                                          $14,455,074      $15,960,748
                                                                                ================================


SEE ACCOMPANYING NOTES.



                        CompScript, Inc. and Subsidiaries

           Consolidated Condensed Statements of Operations (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                   1996                   1997
                                                                                ---------------------------------

Sales                                                                             $10,360,411         $11,498,619
Cost of sales                                                                       6,116,130           6,794,718
                                                                                ---------------------------------
Gross profit                                                                        4,244,281           4,703,901

Selling, general and administrative expenses                                        3,922,458           4,696,093
Provision for doubtful accounts                                                       131,464             121,905
Merger costs                                                                                -             613,457
                                                                                ---------------------------------
Total operating expenses                                                            4,053,922           5,431,455
                                                                                ---------------------------------
Operating income (loss)                                                               190,359            (727,554)

Other:
   Interest and other income                                                           25,271              11,015
   Interest expense                                                                  (106,428)            (99,563)
   Loss on realization of note receivable                                                   -            (800,000)
                                                                                ---------------------------------
Income (loss) before provision for income taxes                                       109,202          (1,616,102)
Income tax provision                                                                   17,539                   -
                                                                                ---------------------------------
Net income (loss)                                                                $     91,663        $ (1,616,102)
                                                                                =================================

Net income (loss) per share                                                      $       0.01        $      (0.12)
                                                                                =================================

Weighted average shares outstanding                                                11,430,907          13,563,897
                                                                                =================================

Pro forma data:
   Historical income before provision for income taxes                          $     109,202
   Pro forma tax expense                                                               32,852
                                                                                -------------
Pro forma net income                                                            $      76,350
                                                                                =============

Pro forma net income per share                                                  $        0.01
                                                                                =============

SEE ACCOMPANYING NOTES.



                        CompScript, Inc. and Subsidiaries

           Consolidated Condensed Statements of Cash Flows (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      1996                 1997
                                                                                ---------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                     $  91,663       $(1,616,102)
Adjustments to reconcile net income (loss) to net cash used
 in operating activities:
     Depreciation and amortization of leasehold improvements                            141,112           129,959
     Amortization of goodwill                                                            10,227            10,227
     Noncash merger costs                                                                     -           420,000
     Provision for doubtful accounts                                                    131,464           121,905
     Loss on note receivable                                                                  -           800,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                             (345,334)       (1,709,819)
       Inventory                                                                         28,137          (312,209)
       Income tax refund receivable                                                      65,671           (87,845)
       Prepaid and other receivables                                                     82,805            (6,403)
       Other assets                                                                     (63,714)           50,891
       Accounts payable and accrued expenses                                           (247,710)         (815,620)
                                                                                ---------------------------------
Net cash used in operating activities                                                  (105,679)       (3,015,016)

INVESTING ACTIVITY
Purchase of property and equipment                                                     (232,295)         (552,916)
                                                                                ---------------------------------
Net cash used in investing activity                                                    (232,295)         (552,916)

FINANCING ACTIVITIES
Exercise of options and warrants                                                              -           469,996
Net proceeds from lines of credit                                                       212,597         3,990,773
Net repayments on notes payable                                                         176,758          (536,809)
Net repayments of notes payable shareholders                                                  -          (393,987)
Repayment of leases payable                                                             (38,108)          (12,577)
                                                                                ---------------------------------
Net cash provided by financing activities                                               351,247         3,517,396
                                                                                ---------------------------------


Net increase (decrease) in cash and cash equivalents                                     13,273           (50,536)
Cash and cash equivalents at beginning of period                                        549,548           857,740
                                                                                ---------------------------------
Cash and cash equivalents at end of period                                            $ 562,821      $    807,204
                                                                                =================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                                            $  19,583      $     87,500
                                                                                =================================


Cash paid for interest                                                                $ 106,428      $     99,563
                                                                                =================================

SEE ACCOMPANYING NOTES.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries, which are majority-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated condensed financial statements as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are unaudited. The consolidated condensed balance sheet as of December 31, 1996 was derived from the December 31, 1996 audited balance sheet. Such balance sheet was restated to reflect the January 10, 1997, February 28, 1997, and March 26, 1997 acquisitions of Medical Services Consortium, Inc. ("MSC"), Campo Medical Pharmacy, Inc. ("Campo"), and Hytree Pharmacy, Inc. ("Hytree"), which were accounted for as poolings of interests (see Note 2). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods presented. Results for the three month period ended March 31, 1997 are not necessarily indicative of the results to be achieved for the year ending December 31, 1997.

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

         Net income (loss) per share for three month period ended March 31, 1997 and 1996, have been calculated based upon the weighted average number of common shares outstanding after giving effect to outstanding options and warrants during the periods in which their inclusion was dilutive.

         The pro forma net income (loss) per share data has been calculated after giving effect to the income tax matters discussed more fully in Note 3.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share during profitable periods. There was no impact on earnings per share relating to Statement 128 for the quarters ended March 31, 1997 and 1996.

2.       ACQUISITIONS

         During the first quarter of 1997, the Company completed three acquisitions which were accounted for as poolings of interests. A summary of each transaction follows:

         On January 10, 1997, the Company acquired MSC. In connection with the transaction, the Company exchanged 1.4 million shares of the Company's Common Stock for all of the outstanding common stock of MSC. MSC is in the business of supplying prescription pharmaceuticals, consulting services and enteral and parental therapies to long-term and alternate care providers in South Florida.

         On February 28, 1997, the Company acquired Campo. In connection with the transaction, the Company exchanged 375,000 shares of the Company's Common Stock for all of the outstanding common stock of Campo. Campo is in the business of supplying prescriptions pharmaceuticals and consulting services to long-term and alternate care providers in Louisiana.

         On March 26, 1997, the Company acquired Hytree. In connection with the transaction, the Company exchanged 850,000 shares of the Company's Common Stock for all of the outstanding common stock of Hytree. Hytree is in the business of supplying prescription pharmaceuticals, respiratory and consulting services to long-term and alternate care providers, along with home care and sales and rentals of durable medical equipment and supplies within the Ohio market.

         The accompanying consolidated condensed financial statements for all periods presented have been restated to reflect the acquisitions. The following unaudited pro forma summary presents the separate results of operations for CompScript and the pooled entities for the three months ended March 31, 1996 and 1997. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.



                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

                                    CompScript       MSC               Campo        Hytree      Consolidated

                                    ------------------------------------------------------------------------
Three months
Ended March 31, 1997

Total sales                        $ 5,039,531      $ 2,693,517       $768,770    $2,996,801     $11,498,619
                                   ===========      ===========       ========    ==========     ===========

Net (loss) income                  $(2,042,542)     $   253,834       $130,982    $   41,624     $(1,616,102)
                                   ===========      ===========       ========    ==========     ===========


Three months
Ended March 31, 1996

Total sales                        $ 5,040,410      $ 1,910,387       $806,987    $2,602,627     $10,360,411
                                   ===========      ===========       ========    ==========     ===========

Net (loss) income                  $   (60,075)     $   205,956       $ 77,156    $ (131,374)    $    91,663
                                   ===========      ===========       ========    ==========     ===========


3.     NOTE RECEIVABLE

         In connection with the Company's acquisition on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997 the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QDQ back to the Company. During the 1997 Quarter, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the 1997 Quarter Statement of Operations. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during the 1997 Quarter. Such collateral will be reevaluated in future periods based on the market value of the QPQ stock.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

4.       INCOME TAXES

         The income tax provisions for the three month period ended March 31, 1997 and 1996, have been calculated by applying the Company's estimated effective tax rate for the years 1997 and 1996 after giving effect to the matters described in the following paragraph.

         For the three month period ended March 31, 1996, the relationship of the provision for income taxes to pre-tax income reflects the exclusion of the Subchapter S earnings of Delta and MSC from the tax provision computation. Concurrent with the acquisitions of Delta on May 31, 1996 and MSC on January 10, 1997, Delta and MSC converted to C corporation status and their earnings from those dates forward were included in the tax provision computation. Accordingly, the consolidated condensed statement of operations for the three months ended March 31, 1996, include pro forma adjustments for income tax expense which would have been recorded had Delta and MSC been taxable corporations and had the Company been able to file a consolidated income tax return with the pooled entities based on the tax laws in effect during the periods presented.

5.       NOTES PAYABLE

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

         In connection with the New Credit Facility, on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lendor, the proceeds of which were used to fund the Company's office and mail order space expansion, which was completed in the first quarter of 1997. The principle sum of the promissory note is payable in monthly installments of approximately $8,333 plus interest at 9.0% for 60 months which began on February 1, 1997. Collateral and debt covenants are the same as those of the New Credit Facility.

         On March 19, 1997, the Company entered into an additional $750,000 promissory note with its existing lender, primarily for working capital purposes. Such loan matures on July 26, 1997 and bears interest at prime. This loan is cross collateralized with all other borrowings previously discussed. In addition to the collateral previously discussed, this note is collateralized by the $325,000 note receivable recorded on the Company's consolidated balance sheet at March 31, 1997 and the collateral underlying the note receivable consisting of marketable equity securities.

6.       SHAREHOLDERS' EQUITY

         During the three months ended March 31, 1997, the Company issued 15,000 shares of Common Stock to certain consultants as consideration for services rendered in connection with the Company's acquisition of Campo. Subsequent to March 31, 1997, an additional 30,000 shares were issued to such consultants as consideration for services rendered in connection with the Company's acquisition of Hytree. Costs of $420,000 associated with the issuance of those 45,000 shares have been included in merger costs in the three month period ending March 31, 1997.

         During the period ended March 31, 1997, holders of options exercised 78,898 options resulting in the issuance of 78,898 shares of Common Stock and net proceeds to the Company of approximately $470,000.

         Subsequent to March 31, 1997, the Company received net proceeds of $1,000,000 as a result of option holders exercising 200,000 options.

             Item 2. Management's Discussion and Analysis or Plan of Operation

GENERAL

         Except for the historical information contained herein, the matters set forth in this Form 10-QSB are forward looking and involve a number of risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the effect of changes in governmental regulation, reimbursement policies and federal and state healthcare funding; the continued availability of suitable acquisition candidates; significant changes to general economic conditions; strengthened competition in the Company's geographic markets; the failure of the Company to obtain or maintain required regulatory licenses and approvals or the loss of key personnel.

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

         On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company involved in the development of consumer-based businesses in the Republic of Poland (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition consisting of cash and marketable equity securities. Effective July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's March 31, 1997 balance sheet.

         In connection with the Company's continued expansion of its business, the Company completed three acquisitions during the quarter ended March 31, 1997. On January 10, 1997, February 28, 1997, and March 26, 1997, the Company acquired 100% of the outstanding Common Stock of Medical Services Consortium, Inc. ("MSC"), Campo Medical Pharmacy, Inc. ("Campo"), and Hytree Pharmacy, Inc. ("Hytree"). The acquisitions have been accounted for as poolings of interests (see Note 2). All data included in the following discussions has been restated to reflect the combination of MSC, Campo and Hytree for all periods presented.

Results of Operations:

         Sales for the three months ended March 31, 1997 (the "1997 Quarter") were $11,498,619 compared to $10,360,411 for the three months ended March 31, 1996 (the "1996 Quarter"). The $1,138,208 or 11.0% increase was primarily attributed to the Company's successful and continued acquisition strategy.

         Gross profits increased $459,620 to $4,703,901 during the 1997 Quarter from $4,244,281 in the 1996 Quarter, as a result of the increased revenue. Gross profit margins remained constant at approximately 41% during both periods.

         Selling general and administrative expenses ("SG&A") were $4,696,093 in the 1997 Quarter compared to $3,922,458 in the 1996 Quarter, an increase of $773,635 partially attributable to the 11% increase in revenues. During the 1997 Quarter, the Company also incurred additional SG&A expenses associated with payroll costs from the addition of new executives necessary for the Company's operations as a public company and for continued development of its acquisition strategy. The Company believes its acquisition strategy will enable it to continue to reduce SG&A expenses as a percentage of revenues in the future, as the Company believes it has developed the executive management infrastructure necessary to absorb additional acquisitions without corresponding percentage increases in selling, general and administrative expenses. Ramp-up costs related to the expansion of the Company's mail order operation that continued to take place in the 1997 Quarter, along with start-up costs incurred relating to the opening of two new branch locations in Jackson, Mississippi and Tampa, Florida in February and March, 1997, respectively, also contributed to increased SG&A in the 1997 Quarter.

         In connection with the Company's acquisition on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997 the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QDQ back to the Company. During the 1997 Quarter, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the 1997 Quarter Statement of Operations. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during the 1997 Quarter. Such collateral will be reevaluated in future periods based on the market value of the QPQ stock.

         The 1997 Quarter included $613,457 of one-time charges related to merger and acquisition costs associated with the three acquisitions completed during the 1997 Quarter. There were no similar costs included in the statement of operations associated with the 1996 Quarter. Net interest costs and other income remained constant during the 1997 Quarter as compared to the 1996 Quarter.

         As a result of the events previously discussed, the Company reported a net loss of $1,616,102, or .12 per share, for the 1997 Quarter compared to net income of $91,663, or .01 per share, during the 1996 Quarter. Exclusive of the one-time charges related to merger costs and the provision related to the note receivable previously discussed, the Company's loss from operations for the 1997 Quarter would have been reduced to $202,645 or .01 per share.

Liquidity and Capital Resources:

         The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), exercise of options and warrants and borrowings under its existing line of credit agreement. As of March 31, 1997, the Company had cash and cash equivalents of $807,204, accounts receivable of $7,983,422, working capital of $6,434,097, and a current ratio of 2.08 to 1.00.

         Net cash used in operating activities for the 1997 Quarter was $3,015,016 compared to a use of $105,679 during the 1996 Quarter. The increase in cash used in operating activities was primarily attributable to the operating loss incurred during the 1997 Quarter, along with increases in accounts receivable and inventory to support the 11% increase in revenues at a greater rate than the corresponding increase in accounts payable.

         Investing activities increased $320,621 to $552,916 a direct result of net purchases of property and equipment related to the Company's expansion of its Boca Raton office and new mail order facility which was completed in February 1997. The Company also made expenditures for equipment and leasehold improvements pertaining to the new office and institutional pharmacy location that MSC will be moving into during June of 1997. This new facility is necessary to accommodate the increased revenues at MSC, along with its continuing emphasis on infusion therapy services. During the 1997 Quarter, the Company opened two new branch locations in Jackson, Mississippi and Tampa, Florida which began operations in February and March, 1997, respectively.

         Financing activities provided $3,517,396 in cash in the 1997 Quarter compared to $351,247 in the 1996 Quarter primarily as a result of proceeds of $469,996 relating to the exercise of options and net advances under the Company's credit line and new borrowings. Subsequent to March 31, 1997, the Company received net proceeds of $1,000,000 related to the exercise of 200,000 stock options.

         The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems. Based upon the continuation of the Company's business development, the Company believes the cash flow from operations, the exercise of stock options (which is subject to market conditions) and borrowings under its credit facility will provide sufficient cash to fund its operations and meet current obligations for the year ending December 31, 1997. The company is attempting to improve cash flows from operations and maintain flexibility in financing both interim and long-term working capital requirements by reducing inventory levels, as a result of the utilization of its inventory control system which will improve the scheduling and timing of purchases. In the event the Company dramatically expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets and cash flows, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

PART II. OTHER INFORMATION

         (a)      Not applicable

         (b)      Reports on Form 8-K,

                   (i) 8-K dated January 24, 1997 in connection with the Stock Purchase Agreement entered into between the Company and Medical Services Consortium, Inc.

                   (ii) 8-K dated February 7, 1997 in connection with the entering into of Letters of Intent for the purchase of all of the outstanding stock of both Hytree Pharmacy, Inc. and Campo Medical Pharmacy, Inc.

                   (iii) 8-K/A dated March 26, 1997 concerning the filing of the Financial Statements and Pro Form Financial information of Medical Services Consortium, Inc.

                                    SIGNATURE

         In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CompScript, Inc.

Date:    May 20, 1997               By:  /s/ Brian A. Kahan
                                         ------------------------------------
                                         Brian A. Kahan, Chief Executive
                                         Officer (Principal Executive Officer)

Date:    May 20, 1997               By:  /s/ John Chiste
                                         ------------------------------------
                                         John Chiste, Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

EXHIBIT                   EXHIBIT INDEX
-------
27              Financial Data Schedule