Form 10QSB
period 1997-06-30
COMPSCRIPTS INC
filed 1997-08-14
CIK 862147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1997

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

Yes  [X]                No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.0001 per share as of July 31, 1997 was 13,857,063.

Transitional Small Business Disclosure Format:

                         Yes [ ]              No [X]


                        COMPSCRIPT, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

         ITEM. 1  Financial Statements

                  Consolidated Condensed Balance Sheets as of
                    June 30, 1997 (Unaudited) and December 31, 1996                   2

                  Consolidated Condensed Statements of Operations
                    for the Six Months Ended June 30, 1997 and 1996
                    (Unaudited)                                                       3

                  Consolidated Condensed Statements of Cash Flows
                    for the Three Months Ended June 30, 1997 and 1996
                    (Unaudited)                                                       4

                  Notes to Consolidated Condensed Financial Statements (Unaudited)    5

         ITEM. 2  Management's Discussion and Analysis
                    or Plan of Operations                                           10-13

PART II. OTHER INFORMATION

SIGNATURES

                        CompScript, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheets

                                                                                 DECEMBER 31,       JUNE 30,
                                                                                     1996             1997
                                                                              ------------------------------------
                                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     857,740    $     379,363
   Accounts receivable, net                                                         6,369,720        9,936,914
   Inventory                                                                        2,467,639        2,845,066
   Marketable securities                                                                    -          325,000
   Note receivable                                                                  1,150,788                -
   Income tax refund receivable                                                       218,512          306,999
   Deferred tax asset                                                                  80,201           80,201
   Prepaid and other receivables                                                      112,487          496,933
                                                                              ------------------------------------
Total current assets                                                               11,257,087       14,370,476

Property and equipment, net                                                         2,231,495        3,133,798

Other assets:
   Costs in excess of net assets acquired, less accumulated amortization              143,171          122,717
   Other                                                                              854,222          667,666
                                                                              ------------------------------------
Total other assets                                                                    997,393          790,383
                                                                              ------------------------------------
Total assets                                                                    $  14,485,975    $  18,294,657
                                                                              ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $   3,502,436    $   3,911,214
   Accrued salaries and benefits                                                      762,405          428,773
   Accrued expenses                                                                   761,721          688,173
   Accrued pharmaceuticals dispensed by third parties                                 164,935          185,942
   Distributions payable                                                               53,560                -
   Line of credit                                                                     674,693        4,770,447
   Notes payable to shareholders                                                      843,737          371,900
   Current portion of notes payable                                                   134,581          889,992
   Current portion of capital lease obligations                                       166,527           64,351
                                                                              ------------------------------------
Total current liabilities                                                           7,064,595       11,310,792

Deferred tax liabilities                                                               35,100           35,100

Long-term debt:
   Notes payable to shareholders                                                      500,000                -
   Notes payable                                                                    1,304,058          486,525
   Capital lease obligations                                                           74,530          174,355
                                                                              ------------------------------------
Total long-term debt                                                                1,878,588          660,880
                                                                              ------------------------------------
Total liabilities                                                                   8,978,283       12,006,772

Minority interest                                                                     222,628          222,628

Shareholders' equity:
   Common stock, $.0001 par value--50,000,000 shares authorized,
     13,533,132 and 13,857,063 shares issued and outstanding at
     December 31,1996 and June 30, 1997                                                 1,354            1,386
   Additional paid-in capital                                                       9,328,990       11,060,546
   Accumulated deficit                                                             (4,045,280)      (4,996,675)
                                                                              ------------------------------------
Total shareholders' equity                                                          5,285,064        6,065,257
                                                                              ------------------------------------
Total liabilities and shareholders' equity                                      $  14,485,975    $  18,294,657
                                                                              ====================================

SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                        Consolidated Condensed Statements
                            of Operations (Unaudited)

                                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                           1996           1997            1996             1997
                                                      ----------------------------------------------------------------
Sales                                                   $10,594,130     $12,847,823    $20,954,541       $24,346,442
Cost of sales                                             6,214,154       7,755,066     12,330,284        14,549,784
                                                      ----------------------------------------------------------------
Gross profit                                              4,379,976       5,092,757      8,624,257         9,796,658

Selling, general and administrative expenses              3,592,450       4,624,001      7,646,372         9,441,999
Merger costs                                                265,368          75,249        265,368           688,706
                                                      ----------------------------------------------------------------
Total operating expenses                                  3,857,818       4,699,250      7,911,740        10,130,705
                                                      ----------------------------------------------------------------
Operating income (loss)                                     522,158         393,507        712,517          (334,047)

Other income (expense):
   Interest and other income (expense)                       21,284          (1,089)        46,555             9,926
   Interest expense                                        (112,429)       (148,118)      (218,857)         (247,681)
   Loss on realization of note receivable                         -               -              -          (800,000)
                                                      ----------------------------------------------------------------
                                                            (91,145)       (149,207)      (172,302)       (1,037,755)
                                                      ----------------------------------------------------------------
Income (loss) before provision for income taxes             431,013         244,300        540,215        (1,371,802)
Income tax provision                                         38,380               -         55,919                 -
                                                      ----------------------------------------------------------------
Net income (loss)                                       $   392,633     $   244,300    $   484,296       $(1,371,802)
                                                      ================================================================

Net income (loss) per share                             $       .03     $       .02    $       .04       $      (.10)
                                                      ================================================================

Weighted average shares outstanding                      12,408,550      13,775,841     11,925,159        13,669,869
                                                      ================================================================

SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                        Consolidated Condensed Statements
                            of Cash Flows (Unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30
                                                                                        1996              1997
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                    $   484,296      $(1,371,802)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
     Depreciation and amortization of leasehold improvements                             259,398          298,078
     Amortization of goodwill                                                             20,454           20,454
     Noncash merger costs                                                                      -          420,000
     Loss on realization of note receivable                                                    -          800,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                              (171,678)      (3,567,194)
       Inventory                                                                        (124,168)        (377,427)
       Note receivable                                                                         -           25,788
       Income tax refund receivable                                                      182,118          (88,487)
       Prepaid and other receivables                                                      51,201         (122,446)
       Other assets                                                                     (293,467)         186,556
       Accounts payable and accrued expenses                                            (125,614)         (30,956)
                                                                                ------------------------------------
Net cash provided by (used in) operating activities                                      282,540       (3,807,436)

INVESTING ACTIVITY
Purchase of property and equipment                                                      (255,646)      (1,077,805)
Acquisition, net of cash acquired                                                        403,808                -
                                                                                ------------------------------------
Net cash provided by (used in) investing activity                                        148,162       (1,077,805)

FINANCING ACTIVITIES
Issuance of common stock and exercise of options and warrants                            605,349        1,469,996
Net proceeds from line of credit                                                          (4,747)       4,095,754
Net repayments on notes payable                                                          258,691         (662,755)
Net repayments on notes payable shareholders                                                   -         (471,837)
Repayments of leases payable                                                             (57,379)         (24,294)
                                                                                ------------------------------------
Net cash provided by financing activities                                                801,914        4,406,864
                                                                                ------------------------------------
Net increase (decrease) in cash and cash equivalents                                   1,232,616         (478,377)
Cash and cash equivalents at beginning of period                                         549,548          857,740
                                                                                ------------------------------------
Cash and cash equivalents at end of period                                           $ 1,782,164      $   379,363
                                                                                ====================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                                           $    51,500      $    87,500
                                                                                ====================================
Cash paid for interest                                                               $   218,857      $   247,681
                                                                                ====================================

SEE ACCOMPANYING NOTES.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries, which are majority-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated condensed financial statements as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are unaudited. All periods presented have been restated to reflect the January 10, 1997, February 28, 1997, and March 26, 1997 acquisitions of Medical Services Consortium, Inc. ("MSC"), Campo Medical Pharmacy, Inc. ("Campo"), and Hytree Pharmacy, Inc. ("Hytree"), which were accounted for as poolings of interests (see Note 2). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods presented. Results for the six-month period ended June 30, 1997 are not necessarily indicative of the results to be achieved for the year ending December 31, 1997.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         Net income (loss) per share for the six-month periods ended June 30, 1997 and 1996, have been calculated based upon the weighted average number of common shares outstanding after giving effect to outstanding options and warrants during the periods in which their inclusion was dilutive

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION (CONT'D)

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share during profitable periods. There was no impact on earnings per share relating to Statement 128 for the quarters ended June 30, 1997 and 1996.

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

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

2.       ACQUISITIONS (CONT'D)

         The accompanying consolidated condensed financial statements for all periods presented have been restated to reflect the acquisitions. The following unaudited pro forma summary presents the separate results of operations for CompScript and the pooled entities for the three and six months ended June 30, 1997, respectively. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                              COMPSCRIPT           MSC              CAMPO            HYTREE         CONSOLIDATED
                            ----------------------------------------------------------------------------------------
THREE MONTHS ENDED
  JUNE 30, 1997

Total sales                    $  5,862,105      $2,828,410       $   859,357       $3,297,951         $12,847,823
                            ========================================================================================
Net (loss) income              $    (91,364)     $  146,715       $    80,191       $  108,758         $   244,300
                            ========================================================================================
THREE MONTHS ENDED
  JUNE 30, 1996

Total sales                    $  5,271,999      $2,021,185       $   787,752       $2,513,194         $10,594,130
                            ========================================================================================
Net income                     $     27,995      $  202,523       $   107,874       $   54,241         $   392,633
                            ================ ================= ================ ================= ==================
SIX MONTHS ENDED
  JUNE 30, 1997

Total sales                    $ 10,901,636      $5,521,927       $ 1,628,127       $6,294,752         $24,346,442
                            ========================================================================================
Net (loss) income              $ (2,272,715)     $  511,891       $   238,640       $  150,382         $(1,371,802)
                            ========================================================================================
SIX MONTHS ENDED
  JUNE 30, 1996

Total sales                    $ 10,312,408      $3,931,572       $ 1,594,739       $5,115,822         $20,954,541
                            ========================================================================================
Net (loss) income              $    (32,080)     $  408,479       $   185,030       $  (77,133)        $   484,296
                            ========================================================================================

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

3.       NOTE RECEIVABLE

         In connection with the Company's acquisition on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997, the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QPQ which were returned to the Company. During the six months ended June 30, 1997, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the Statement of Operations for the six months ended June 30, 1997. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during 1997.

4.       INCOME TAXES

         The income tax provisions for the six-month periods ended June 30, 1997 and 1996, have been calculated by applying the Company's estimated effective tax rate for the years 1997 and 1996.

         For the six-month period ended June 30, 1997, the relationship of the provision for income taxes to pre-tax income reflects the exclusion of the Subchapter S earnings of Delta and MSC from the tax provision computation. Concurrent with the acquisitions of Delta on May 31, 1996 and MSC on January 10, 1997, Delta and MSC converted to C corporation status and their earnings from those dates forward were included in the tax provision computation. The consolidated condensed statement of operations for the six months ended June 30, 1996, do not include pro forma adjustments for income tax expense which would have been recorded had Delta and MSC been taxable corporations as the impact would not be significant.

5.       NOTES PAYABLE

         On January 3, 1997, the Company amended its financing agreement with its primary lender to increase its revolving line-of-credit agreement to allow for borrowings up to $5 million from the $750,000 previously in effect (the New Credit Facility). The primary reason for the increase was to provide additional working capital for operations and fund the Company's acquisition activity. Through June 30, 1997, the Company borrowed approximately $4.3 million under the New Credit Facility.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

5.       NOTES PAYABLE (CONT'D)

         The New Credit Facility is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets, and consists of a term loan due on April 30, 1998. Interest, which is paid monthly on the credit facility, accrues at the lesser of the prime rate or the three-month London Interbank Offered Rate, plus 250 basis points. The credit facility requires the Company to maintain at all times, certain net worth, debt coverage and working capital levels, and restricts acquisitions and dispositions of property and limits additional borrowings from other lenders.

         In connection with the New Credit Facility, on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lender, the proceeds of which were used to fund the Company's office and mail order space expansion, which was completed in the first quarter of 1997. The principle sum of the promissory note is payable in monthly installments of approximately $8,333 plus interest at 9.0% for 60 months which began on February 1, 1997. Collateral and debt covenants are the same as those of the New Credit Facility.

         On March 19, 1997, the Company entered into an additional $750,000 promissory note with its existing lender, primarily for working capital purposes. Such loan matures on July 26, 1997, and bears interest at prime. This loan is cross collateralized with all other borrowings previously discussed. In addition to the collateral previously discussed, this note is collateralized by the $325,000 of marketable securities recorded on the Company's consolidated balance sheet at June 30, 1997.

6.       SHAREHOLDERS' EQUITY

         Effective January 10, 1997, MSC's Subchapter S accumulated deficit of approximately $420,000 was reclassified to additional paid-in capital upon the conversion of MSC to a taxable corporation concurrent with its acquisition by the Company.

         During the six months ended June 30, 1997, the Company issued 15,000 shares of Common Stock to certain consultants as consideration for services rendered in connection with the Company's acquisition of Campo. An additional 30,000 shares were issued to such consultants as consideration for services rendered in connection with the Company's acquisition of Hytree. Costs of $420,000 associated with the issuance of those 45,000 shares have been included in merger costs in the six-month period ending June 30, 1997.

         During the period ended June 30, 1997, holders of options exercised 278,898 options resulting in the issuance of 278,898 shares of Common Stock and net proceeds to the Company of approximately $1,470,000. Subsequent to June 30, 1997, the Company received net proceeds of $500,000 as a result of option holders exercising 100,000 options.

Item 2.   Management's Discussion and Analysis or Plan of Operation

GENERAL

         Except for the historical information contained herein, the matters set forth in this Form 10-QSB are forward-looking and involve a number of risks and uncertainties that could cause actual results to differ materially from these statements and trends. Such factors include, but are not limited to: the effect of changes in governmental regulation, reimbursement policies and federal and state healthcare funding; the continued availability of suitable acquisition candidates; significant changes to general economic conditions; strengthened competition in the Company's geographic markets; the failure of the Company to obtain or maintain required regulatory licenses and approvals or the loss of key personnel.

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

         On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition consisting of cash and marketable equity securities. Effective July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's March 31, 1997 balance sheet.

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

Results of Operations:

         Sales for the three and six-month periods ended June 30, 1997 were $12,847,823 and $24,346,442, respectively, compared to $10,594,130 and
$20,954,541, respectively, for the three and six months ended June 30, 1996, respectively. The $2,253,693 and $3,391,901, or 21% and 16% increase, respectively, was primarily attributed to the Company's successful and continued acquisition strategy and its ability to assimilate its acquired companies into its systems and infrastructure in order to create internal growth.

         Gross profit increased $712,781 to $5,092,757 for the three months ended June 30, 1997 from $4,379,976 in the three months ended June 30, 1996 as a result of the increased revenue. For the six months ended June 30, 1997, gross profit increased $ 1,172,401 to $9,796,658 from $8,624,257 in the six months ended June 30, 1996 also due to the increase in revenue for those periods. Gross profit margins decreased from 41% to 40% in the three- and six-month periods ended June 30, 1996 to the three- and six-month periods ended June 30, 1997 due to price increases of certain pharmaceuticals.

         Selling general and administrative expenses ("SG&A") were $4,624,001 and $9,441,999, respectively, for the three- and six-month periods ended June 30, 1997, compared to $3,592,450 and $7,646,372, respectively, for the three- and six-month periods ended June 30, 1996. The increases of $1,031,551 and $1,795,627, respectively, were partially attributable to the increases in revenues. During the three and six months ended June 30, 1997, the Company also incurred additional SG&A expenses associated with payroll costs from the addition of new executives necessary for the Company's operations as a public company and for continued development of its acquisition strategy. The Company believes its acquisition strategy will enable it to continue to reduce SG&A expenses as a percentage of revenues in the future, as the Company believes it has developed the executive management infrastructure necessary to absorb additional acquisitions without corresponding percentage increases in selling, general and administrative expenses. Ramp-up costs relating to the opening of two new branch locations in Jackson, Mississippi and Tampa, Florida in February and March, 1997, respectively, also contributed to increased SG&A in the six months ended June 30, 1997.

         In connection with the Company's reverse acquisition of Capital Brands, Inc. on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997, the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QPQ which were returned to the Company. During the six months ended June 30, 1997, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the Statement of Operations. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during the six months ended June 30, 1997.

         The three- and six-month periods ended June 30, 1997 included $75,249 and $688,706, respectively, of one-time charges related to merger and acquisition costs associated with the three acquisitions completed during the three- and six-month periods ended June 30, 1997. There were $265,368 in similar costs in the statement of operations associated with the three- and six-month periods ended June 30, 1996. Net interest costs and other income remained constant during the three and six month periods ended June 30, 1997, as compared to the three- and six-month periods ended June 30, 1996.

         As a result of the events previously discussed, the Company reported a net income of $244,300, or $.02 per share for the three months ended June 30, 1997 compared to net income of $392,633, or $.03 per share, during the three months ended June 30, 1996, and a net loss of $1,371,802 or $.10 per share for the six months ended June 30,1997 compare to net income of $484,296 or $.04 during the six months ended June 30, 1996. Exclusive of the one-time charges related to merger costs and the provision related to the note receivable previously discussed, the Company's net income for the six months ended June 30, 1997 would have been $72,480 (including a tax provision of $44,424, assuming a statutory tax rate of 38%), or $.01 per share.

Liquidity and Capital Resources:

         The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), and borrowings under its existing line of credit agreement. As of June 30, 1997, the Company had cash and cash equivalents of $379,363, accounts receivable of $9,936,914, working capital of $3,059,684 and a current ratio of 1.27 to 1.00.

         Net cash used in operating activities for the six months ended June 30, 1997 was $3,807,436 compared to cash provided of $284,540 during the six months ended June 30, 1996. The increase in cash used in operating activities was primarily attributable to the operating loss incurred during the six months ended June 30, 1997, along with increases in accounts receivable and inventory to support the 16% increase in revenues.

         Net cash used in investing activities was $1,077,805 for the six months ended June 30, 1997, which was a direct result of net purchases of property and equipment related to the Company's expansion of its Boca Raton office and new mail order facility which was completed in February 1997. The Company also made expenditures for equipment and leasehold improvements pertaining to the new office and institutional pharmacy location that MSC move into during June of 1997. This new facility was necessary to accommodate the increased revenues at MSC, along with its continuing emphasis on infusion therapy services. During the six months ended June 30, 1997, the Company opened two new branch locations in Jackson, Mississippi and Tampa, Florida which began operations in February and March 1997, respectively. Net cash provided by investing activities was $148,162 for the six months ended June 30,1996, primarily due to net cash received from the reverse acquisition of Capital Brands, Inc.

         Financing activities provided $4,406,864 in cash in the six months ended June 30, 1997, compared to $801,914 in the six months ended June 30, 1996, primarily as a result of proceeds from the exercise of options and net advances under the Company's credit line and new borrowings. Subsequent to June 30, 1997, the Company received net proceeds of $500,000 elated to the exercise of 100,000 stock options.

         The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems. Based upon the continuation of the Company's business development, the Company believes the cash flow from operations and borrowings under an expanded credit facility will provide sufficient cash to fund its operations and meet current obligations for the year ending December 31, 1997. The Company is attempting to improve cash flows from operations and maintain flexibility in financing both interim and long-term working capital requirements by reducing inventory levels, as a result of the utilization of its inventory control system which will improve the scheduling and timing of purchases. In the event the Company dramatically expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets and cash flows, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

PART II. OTHER INFORMATION

                  (a)      Not applicable

                  (b)      Reports on Form 8-K

                           (i)      8-K/A dated June 9, 1997 concerning the
filing of the Financial Statements and Pro Form Financial Information of Hytree Pharmacy, Inc.

                                    SIGNATURE

         In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CompScript, Inc.

Date:    August 12, 1997            By:  /s/ BRIAN A. KAHAN
                                         -----------------------------
                                         Brian A. Kahan, Chief Executive
                                         Officer (Principal Executive Officer)

Date:    August 12, 1997            By:  /s/ JUAN C. COCUY
                                         -----------------------------
                                         Juan C. Cocuy, Chief Financial Officer
                                         (Principal Financing and Accounting
                                         Officer)

                                 EXHIBIT INDEX

EXHIBIT
-------

  27           Financial Data Schedule