Form 10QSB/A
period 1997-06-30
COMPSCRIPTS INC
filed 1997-11-14
CIK 862147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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



PART II.    OTHER INFORMATION


SIGNATURES


                        COMPSCRIPT, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                            DECEMBER 31,     JUNE 30,
                                                                                1996           1997
                                                                           ----------------------------
                                                                                            (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    857,740         379,363
   Accounts receivable, net                                                   6,369,720       9,786,912
   Inventory                                                                  2,467,639       2,845,066
   Marketable securities                                                           --           325,000
   Note receivable                                                            1,150,788            --
   Income tax refund receivable                                                 218,512         491,046
   Deferred tax asset                                                            80,201          80,201
   Prepaid and other receivables                                                112,487         496,933
                                                                           ----------------------------
Total current assets                                                         11,257,087      14,404,521

Property and equipment, net                                                   2,231,495       3,136,417

Other assets:
   Costs in excess of net assets acquired, less accumulated amortization        143,171         122,717
   Other                                                                        854,222         684,786
                                                                           ----------------------------
Total other assets                                                              997,393         807,503
                                                                           ----------------------------
Total assets                                                               $ 14,485,975    $ 18,348,441
                                                                           ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                           3,502,436       3,840,635
   Accrued salaries and benefits                                                762,405         338,038
   Accrued expenses                                                             761,721       1,227,908
   Accrued pharmaceuticals dispensed by third parties                           164,935         185,942
   Distributions payable                                                         53,560            --
   Line of credit                                                               674,693       4,770,047
   Notes payable to shareholders                                                843,737         371,900
   Current portion of notes payable                                             134,581         889,992
   Current portion of capital lease obligations                                 166,527          64,351
                                                                           ----------------------------
Total current liabilities                                                     7,064,595      11,688,813
Deferred tax liabilities                                                         35,100          35,100
Long-term debt:
   Notes payable to shareholders                                                500,000            --
   Notes payable                                                              1,304,058         860,000
   Capital lease obligations                                                     74,530         174,355
                                                                           ----------------------------
Total long-term debt                                                          1,878,588       1,034,355
                                                                           ----------------------------
Total liabilities                                                             8,978,283      12,758,268

Minority interest                                                               222,628         222,628

   Shareholders' equity:
   Common stock, $.0001 par value--50,000,000 shares authorized,
      13,533,132 and 13,857,063 shares issued and outstanding at
      December 31,1996 and June 30, 1997                                          1,354           1,386
   Additional paid-in capital                                                 9,328,990      11,060,546
   Accumulated deficit                                                       (4,045,280)     (5,694,387)
                                                                           ----------------------------
Total shareholders' equity                                                    5,285,064       5,367,545
                                                                           ----------------------------
Total liabilities and shareholders' equity                                 $ 14,485,975    $ 18,348,441
                                                                           ============================

SEE ACCOMPANYING NOTES.


                        COMPSCRIPT, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS
                            OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED              SIX MONTHS ENDED
                                                              JUNE 30                        JUNE 30
                                                       1996            1997            1996            1997
                                                  ------------------------------------------------------------

Sales                                             $ 10,594,130    $ 12,847,822    $ 20,954,541    $ 24,346,442
Cost of sales                                        6,214,154       7,750,616      12,330,284      14,545,334
                                                  ------------------------------------------------------------
Gross profit                                         4,379,976       5,097,206       8,624,257       9,801,108

Selling, general and administrative expenses         3,592,450       5,295,260       7,646,372      10,113,260
Merger costs                                           265,368          75,249         265,368         688,706
                                                  ------------------------------------------------------------
Total operating expenses                             3,857,818       5,370,509       7,911,740      10,801,966
                                                  ------------------------------------------------------------
Operating income (loss)                                522,158        (273,303)        712,517      (1,000,858)

Other income (expense):
   Interest and other income (expense)                  21,284          (1,089)         46,555           9,927
   Interest expense                                   (112,429)       (148,118)       (218,857)       (247,681)
   Loss on realization of note receivable                 --              --              --          (800,000)
                                                  ------------------------------------------------------------
                                                       (91,145)       (149,207)       (172,302)     (1,037,754)
                                                  ------------------------------------------------------------
Income (loss) before provision for income taxes        431,013        (422,510)        540,215      (2,038,612)
Income tax provision                                    38,380            --            55,919            --
                                                  ------------------------------------------------------------
Net income (loss)                                 $    392,633    $   (422,510)   $    484,296    $ (2,038,612)
                                                  ============================================================

Net income (loss) per share                       $        .03    $       (.03)   $        .04    $       (.15)
                                                  ============================================================

Weighted average shares outstanding                 12,408,550      13,775,841      11,925,159      13,669,869
                                                  ============================================================


SEE ACCOMPANYING NOTES.


                        COMPSCRIPT, INC. AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED STATEMENTS
                            OF CASH FLOWS (UNAUDITED)

                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30
                                                                                      1996         1997
                                                                              --------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                               $   484,296    $(2,038,612)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization of leasehold improvements                       259,398        324,279
      Amortization of goodwill                                                       20,454         20,454
      Noncash merger costs                                                             --          420,000
      Loss on realization of note receivable                                           --          800,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (171,678)    (3,417,192)
        Inventory                                                                  (124,168)      (377,427)
        Note receivable                                                                --           25,788
        Income tax refund receivable                                                182,118       (272,534)
        Prepaid and other receivables                                                51,201       (122,446)
        Other assets                                                               (293,467)       169,436
        Accounts payable and accrued expenses                                      (125,614)       316,971
                                                                                --------------------------
Net cash provided by (used in) operating activities                                 282,540    (4,151,283)

INVESTING ACTIVITY
Purchase of property and equipment                                                 (255,646)    (1,106,625)
Acquisition, net of cash acquired                                                   403,808           --
                                                                                --------------------------
Net cash provided by (used in) investing activity                                   148,162     (1,106,625)

FINANCING ACTIVITIES
Issuance of common stock and exercise of options and warrants                       605,349      1,469,588
Net proceeds from line of credit                                                     (4,747)     4,095,354
Net borrowing on notes payable                                                      258,691        311,353
Net repayments on notes payable shareholders                                           --         (971,837)
Repayments of leases payable                                                        (57,379)      (124,927)
                                                                                --------------------------
Net cash provided by financing activities                                           801,914      4,779,531
                                                                                --------------------------

Net increase (decrease) in cash and cash equivalents                              1,232,616       (478,377)
Cash and cash equivalents at beginning of period                                    549,548        857,740
                                                                                --------------------------
Cash and cash equivalents at end of period                                      $ 1,782,164    $   379,363
                                                                                ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                                      $    51,500    $    87,500
                                                                                ==========================

Cash paid for interest                                                          $   218,857    $   247,681
                                                                                ==========================

SEE ACCOMPANYING NOTES.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

         The purpose of this amendment to the Form 10-QSB for CompScript, Inc. (the "Company") is to reflect certain adjustments to Item 1. "Financial Statements", and corresponding adjustments to Item 2. "Management's Discussion and Analysis and Plan of Operations". These adjustments were required principally to properly reflect the Company's selling, general and administrative expenses incurred during the quarter ended June 30, 1997. These expenses were inadvertently excluded in the original Form 10QSB because of an accounting system error that omitted certain cost centers from the consolidation process.

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

2.   ACQUISITIONS

         During the first quarter of 1997, the Company completed three acquisitions which were accounted for as poolings of interests. A summary of each transaction follows:

         On January 10, 1997, the Company acquired MSC. In connection with the transaction, the Company exchanged 1.4 million shares of the Company's Common Stock for all of the outstanding common stock of MSC. MSC is in the business of supplying prescription pharmaceuticals, consulting services and enteral and parenteral therapies to long-term and alternate care providers in South Florida.

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


                                  COMPSCRIPT          MSC            Campo        Hytree       Consolidated
                                 --------------------------------------------------------------------------
THREE MONTHS ENDED
 JUNE 30, 1997

Total sales                      $  5,862,104    $  2,828,410   $    859,357   $  3,297,951    $ 12,847,822
                                 ==========================================================================

Net (loss) income                $   (719,516)   $    258,057   $     80,191   $    (41,242)   $   (422,510)
                                 ==========================================================================

THREE MONTHS ENDED
 JUNE 30, 1996

Total sales                      $  5,271,999    $  2,021,185   $    787,752   $  2,513,194    $ 10,594,130
                                 ==========================================================================

Net income                       $     27,995    $    202,523   $    107,874   $     54,241    $    392,633
                                 ==========================================================================

SIX MONTHS ENDED
 JUNE 30, 1997

Total sales                      $ 10,901,636    $  5,521,927   $  1,628,127   $  6,294,752    $ 24,346,442
                                 ==========================================================================

Net (loss) income                $ (2,789,525)   $    511,891   $    238,640   $        382    $ (2,038,612)
                                 ==========================================================================

SIX MONTHS ENDED
 JUNE 30, 1996

Total sales                      $ 10,312,408    $  3,931,572   $  1,594,739   $  5,115,822    $ 20,954,541
                                 ==========================================================================

Net (loss) income                $    (32,080)   $    408,479   $    185,030   $    (77,133)   $    484,296
                                 ==========================================================================



                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

3.  MARKETABLE SECURITIES

         In connection with the Company's acquisition on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997, the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QPQ which were returned to the Company. As of June 30, 1997, the QPQ shares are classified as marketable securities and are held for future sale. During the six months ended June 30, 1997, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the Statement of Operations for the six months ended June 30, 1997. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during 1997.

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

5.  NOTES PAYABLE

         On January 3, 1997, the Company amended its financing agreement with its primary lender to increase its revolving line-of-credit agreement to allow for borrowings up to $5 million from the $750,000 previously in effect (the New Credit Facility). The primary reason for the increase was to provide additional working capital for operations and fund the Company's acquisition activity. Through June 30, 1997, the Company borrowed approximately $4.7 million under the New Credit Facility.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

5.  NOTES PAYABLE (CONT'D)

         The New Credit Facility is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets, and consists of a term loan due on April 30, 1998. Interest, which is paid monthly on the credit facility, accrues at the lesser of the prime rate or the three-month London Interbank Offered Rate, plus 250 basis points. The credit facility requires the Company to maintain at all times, certain net worth, debt coverage and working capital levels, restricts acquisitions and dispositions of property and limits additional borrowings from other lenders.

         In connection with the New Credit Facility, on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lender, the proceeds of which were used to fund the Company's office and mail order space expansion, which was completed in the first quarter of 1997. The principal sum of the promissory note is payable in monthly installments of approximately $8,333 plus interest at 9.0% for 60 months which began on February 1, 1997. Collateral and debt covenants are the same as those of the New Credit Facility.

         On March 19, 1997, the Company entered into an additional $750,000 promissory note, bearing interest at prime, with its existing lender, primarily for working capital purposes. This loan matured on July 26, 1997, and was repaid in August 1997. It was cross collateralized with all other borrowings previously discussed. In addition to the collateral previously discussed, this note was collateralized by the $325,000 of marketable securities recorded on the Company's consolidated balance sheet at June 30, 1997.

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

         On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition consisting of cash and marketable equity securities. Effective July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's June 30, 1997 balance sheet.

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

RESULTS OF OPERATIONS:

         Sales for the three and six-month periods ended June 30, 1997 were $12,847,822 and $24,346,442, respectively, compared to $10,594,130 and
$20,954,541, respectively, for the three and six months ended June 30, 1996. The $2,253,692 and $3,391,901, or 21% and 16% increase, respectively, was primarily attributed to the Company's marketing efforts directed towards new clients.

         Gross profit increased $712,230 to $5,097,206 for the three months ended June 30, 1997 from $4,379,976 in the three months ended June 30, 1996 as a result of the increased revenue. For the six months ended June 30, 1997, gross profit increased $ 1,176,851 to $9,801,108 from $8,624,257 in the six months ended June 30, 1996 also due to the increase in revenue for those periods. Gross profit margins decreased from 41% to 40% in the three- and six-month periods ended June 30, 1996 to the three-and six-month periods ended June 30, 1997 due to price increases of certain pharmaceuticals.

         Selling general and administrative expenses ("SG&A") were $5,295,260 and $10,113,260, respectively, for the three- and six-month periods ended June 30, 1997, compared to $3,592,450 and $7,646,372, respectively, for the three- and six-month periods ended June 30, 1996. The increases of $1,702,810 and $2,466,888, respectively, were partially attributable to the increases in revenues. During the three and six months ended June 30, 1997, the Company also incurred additional SG&A expenses associated with payroll costs from the addition of new executives necessary for the Company's operations as a public company and for continued development of its acquisition strategy. The Company believes its acquisition strategy will enable it to continue to reduce SG&A expenses as a percentage of revenues in the future, as the Company believes it has developed the executive management infrastructure necessary to absorb additional acquisitions without corresponding percentage increases in selling, general and administrative expenses. Ramp-up costs relating to the opening of two new branch locations in Jackson, Mississippi and Tampa, Florida in February and March, 1997, respectively, also contributed to increased SG&A in the six months ended June 30, 1997.

         In connection with the Company's reverse acquisition of Capital Brands, Inc. on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ (who formerly served as the President of Capital Brands, Inc.) in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997, the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QPQ which were returned to the Company. During the six months ended June 30, 1997, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the Statement of Operations. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during the six months ended June 30, 1997. As a result of reverse stock splits effected by QPQ, the number of shares of QPQ common stock currently owned by the Company is 18,750. According to QPQ's current filings, it is currently engaged in the development and operation of primary-care medical service centers. The Company currently owns approximately 7.8% of QPQ's outstanding common stock.

         The three- and six-month periods ended June 30, 1997 included $75,249 and $688,706, respectively, of one-time charges related to merger and acquisition costs associated with the three acquisitions completed during the three- and six-month periods ended June 30, 1997. There were $265,368 in similar costs in the statement of operations associated with the three-and six-month periods ended June 30, 1996. Net interest costs and other income remained constant during the three and six month periods ended June 30, 1997, as compared to the three- and six-month periods ended June 30, 1996.

         As a result of the events previously discussed, the Company reported a net loss of $422,510, or $.03 loss per share for the three months ended June 30, 1997 compared to net income of $392,633, or $.03 income per share, during the three months ended June 30, 1996, and a net loss of $2,038,612 or $.15 loss per share for the six months ended June 30,1997 compare to net income of $484,296 or $.04 income during the six months ended June 30, 1996. Exclusive of the one-time charges related to merger costs and the provision related to the note receivable previously discussed, the Company's net loss for the six months ended June 30, 1997 would have been $549,906, or $.04 per share. The Company's new pharmacy benefit division was responsible for approximately $389,000 of that loss. Additionally, the Tampa and Jackson start-up operations mentioned above contributed approximately, $248,000 in combined losses to the net loss for the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES:

         The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), and borrowings under its existing line of credit agreement. As of June 30, 1997, the Company had cash and cash equivalents of $379,363, accounts receivable of $9,786,912, working capital of $2,715,708 and a current ratio of 1.23 to 1.00.

         Net cash used in operating activities for the six months ended June 30, 1997 was $4,151,283 compared to cash provided of $282,540 during the six months ended June 30, 1996. The increase in cash used in operating activities was primarily attributable to the operating loss incurred during the six months ended June 30, 1997, along with increases in accounts receivable and inventory to support the 16% increase in revenues.

         Net cash used in investing activities was $1,106,625 for the six months ended June 30, 1997, which was a direct result of net purchases of property and equipment related to the Company's expansion of its Boca Raton office and new mail order facility which was completed in February 1997. The Company also made expenditures for equipment and leasehold improvements pertaining to the new office and institutional pharmacy location that MSC moved into during June of 1997. This new facility was necessary to accommodate the increased revenues at MSC, along with its continuing emphasis on infusion therapy services. Additionally, the Company made expenditures for equipment and leasehold improvements during the six months ended June 30, 1997, relative to the two new branch locations in Jackson and Tampa mentioned above. Net cash provided by investing activities was $148,162 for the six months ended June 30,1996, primarily due to net cash received from the reverse acquisition of Capital Brands, Inc.

         Financing activities provided $4,779,931 in cash in the six months ended June 30, 1997, compared to $801,914 in the six months ended June 30, 1996, comprised of the following:

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                            1996              1997
                                                     ---------------------------------
Issuance of shares of common stock                   $       --          $    450,000
Exercise of options and warrants                          605,349           1,019,588
Net proceeds from (repayment of) line of credit            (4,747)          4,095,754
Net proceeds from (repayment of) other debt               201,312            (785,411)
                                                     ---------------------------------
                                                     $    801,914        $  4,779,931
                                                     =================================

         Subsequent to June 30, 1997, the Company received net proceeds of $500,000 related to the exercise of 100,000 stock options.

         The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems. Based upon the continuation of the Company's business development, the Company believes the cash flow from operations and borrowings under an expanded credit facility will provide sufficient cash to fund its operations and meet current obligations for the foreseeable future. The Company is attempting to improve cash flows from operations and maintain flexibility in financing both interim and long-term working capital requirements by reducing inventory levels, as a result of the utilization of its inventory control system which will improve the scheduling and timing of purchases. In the event the Company dramatically expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets and cash flows, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

PART II.       OTHER INFORMATION

               (a)    Not applicable

               (b)    Reports on Form 8-K

                      (i) 8-K/A dated June 9, 1997 concerning the filing of the Financial Statements and Pro Forma Financial information of Hytree Pharmacy, Inc.

                                    SIGNATURE

         In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CompScript, Inc.



Date: November 12, 1997          By: /s/ BRIAN A.KAHAN
                                    -----------------------------------
                                 Brian A. Kahan, Chief Executive
                                 Officer (Principal Executive Officer)


Date: November 12, 1997          By: /s/ JUAN C. COCUY
                                    -----------------------------------
                                 Juan C. Cocuy, Chief Financial Officer
                                 (Principal Financing and Accounting
                                  Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27           Financial Data Schedule