Form 10QSB
period 1997-09-30
COMPSCRIPTS INC
filed 1997-11-14
CIK 862147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1997

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

Yes  [X]                No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.0001 per share as of October 31, 1997 was 13,957,063.

Transitional Small Business Disclosure Format:

                         Yes [ ]              No [X]

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
PART I.  FINANCIAL INFORMATION

         ITEM. 1  Financial Statements

                  Consolidated Condensed Balance Sheets as of September 30,
                    1997 (Unaudited) and December 31, 1996                      2

                  Consolidated Condensed Statements of Operations for the Nine
                    Months Ended September 30, 1997 and 1996 (Unaudited)        3


                  Consolidated Condensed Statements of Cash Flows for the Three
                    Months Ended September 30, 1997 and 1996 (Unaudited)        4

                  Notes to Consolidated Condensed Financial Statements
                    (Unaudited)                                                 5

         ITEM. 2  Management's Discussion and Analysis of Plan of Operations    10-13



PART II. OTHER INFORMATION


SIGNATURES

                        CompScript, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                                     1996             1997
                                                                                ------------------------------
                                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     857,740    $     806,141
   Accounts receivable, net                                                         6,369,720        9,881,080
   Inventory                                                                        2,467,639        3,031,192
   Marketable securities                                                                    -          325,000
   Note receivable                                                                  1,150,788                -
   Income tax refund receivable                                                       218,512          519,116
   Deferred tax asset                                                                  80,201           80,201
   Prepaid and other receivables                                                      112,487          676,226
                                                                                ------------------------------
Total current assets                                                               11,257,087       15,318,956

Property and equipment, net                                                         2,231,495        3,330,022

Other assets:
   Costs in excess of net assets acquired, less accumulated amortization              143,171          112,490
   Other                                                                              854,222          697,898
                                                                                ------------------------------
Total other assets                                                                    997,393          810,388
                                                                                ------------------------------
Total assets                                                                      $14,485,975      $19,459,366
                                                                                ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                              $  3,502,436     $  4,754,240
   Accrued salaries and benefits                                                      762,405          241,503
   Accrued expenses                                                                   761,721          581,077
   Accrued pharmaceuticals dispensed by third parties                                 164,935          100,711
   Distributions payable                                                               53,560                -
   Line of credit                                                                     674,693        6,390,467
   Notes payable to shareholders                                                      843,737          371,900
   Current portion of notes payable                                                   134,581          139,992
   Current portion of capital lease obligations                                       166,527           64,351
                                                                                ------------------------------
Total current liabilities                                                           7,064,595       12,644,241

Deferred tax liabilities                                                               35,100           35,100

Long-term debt:
   Notes payable to shareholders                                                      500,000                -
   Notes payable                                                                    1,304,058          695,827
   Capital lease obligations                                                           74,530          143,603
                                                                                ------------------------------
Total long-term debt                                                                1,878,588          839,430
                                                                                ------------------------------
Total liabilities                                                                   8,978,283       13,518,771

Minority interest                                                                     222,628          222,628

Shareholders' equity:
   Common stock, $.0001 par value--50,000,000 shares authorized,
     13,533,132 and 13,957,063 shares issued and outstanding at
     December 31,1996 and September 30, 1997                                            1,354            1,396
   Additional paid-in capital                                                       9,328,990       11,560,536
   Accumulated deficit                                                             (4,045,280)      (5,843,965)
                                                                                ------------------------------
Total shareholders' equity                                                          5,285,064        5,620,991
                                                                                ------------------------------
Total liabilities and shareholders' equity                                        $14,485,975      $19,459,366
                                                                                ==============================

SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                        Consolidated Condensed Statements
                            of Operations (Unaudited)


                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                           1996           1997            1996             1997
                                                        ------------------------------------------------------------
Sales                                                   $11,013,682     $12,998,281    $31,968,223       $37,344,723
Cost of sales                                             6,387,053       7,772,981     18,717,337        22,318,315
                                                        ------------------------------------------------------------
Gross profit                                              4,626,629       5,225,300     13,250,886        15,026,408

Selling, general and administrative expenses              4,606,613       5,189,820     12,252,985        15,303,080
Merger costs                                                668,855               -        934,223           688,706
                                                        ------------------------------------------------------------
Total operating expenses                                  5,275,468       5,189,820     13,187,208        15,991,786
                                                        ------------------------------------------------------------
Operating (loss) income                                    (648,839)         35,480         63,678          (965,378)

Other income (expense):
   Interest and other income                                 21,783          20,378         68,338            30,305
   Interest expense                                        (128,756)       (205,438)      (347,613)         (453,119)
   Loss on realization of note receivable                         -               -              -          (800,000)
                                                        ------------------------------------------------------------
                                                           (106,973)       (185,060)      (279,275)       (1,222,814)
                                                        ------------------------------------------------------------
Loss before provision for income taxes                     (755,812)       (149,580)      (215,597)       (2,188,192)
Income tax provision                                        102,134               -        158,053                 -
                                                        ------------------------------------------------------------
Net loss                                                $  (857,946)    $  (149,580)   $  (373,650)      $(2,188,192)
                                                        ============================================================

Net loss per share                                      $     (.06)     $      (.01)   $      (.03)      $      (.16)
                                                        ============================================================

Weighted average shares outstanding                     13,299,375       13,948,367     12,393,297        13,764,067
                                                        ============================================================



SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                        Consolidated Condensed Statements
                            of Cash Flows (Unaudited)


                                                                                          NINE MONTHS ENDED
                                                                                             SEPTEMBER 30
                                                                                          1996            1997
                                                                                      ---------------------------
OPERATING ACTIVITIES
Net loss                                                                              $ (373,650)     $(2,188,192)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of leasehold improvements                             466,308          580,918
     Amortization of goodwill                                                             30,681           30,681
     Noncash merger costs                                                                      -          420,000
     Loss on realization of note receivable                                                    -          800,000
     Changes in operating assets and liabilities:
       Accounts receivable, net                                                         (796,175)      (3,511,360)
       Inventory                                                                        (277,900)        (563,553)
       Note receivable                                                                         -           25,788
       Income tax refund receivable                                                      191,571         (300,604)
       Prepaid and other receivables                                                      33,737         (301,739)
       Other assets                                                                     (224,655)         156,324
       Accounts payable and accrued expenses                                             (39,585)         401,981
                                                                                      ---------------------------
Net cash used in operating activities                                                   (989,668)      (4,449,756)

INVESTING ACTIVITY
Purchase of property and equipment                                                      (484,599)      (1,556,869)
Acquisition, net of cash acquired                                                        403,808                -
                                                                                      ---------------------------
Net cash used in investing activity                                                      (80,791)      (1,556,869)

FINANCING ACTIVITIES
Issuance of common stock and exercise of options and warrants                            823,920        1,969,588
Net (repayments of) proceeds from line of credit                                        (253,087)       5,715,774
Net proceeds from (repayments of) notes payable                                        1,077,236         (602,820)
Net repayments on notes payable shareholders                                                   -         (971,837)
Repayments of leases payable                                                             (87,111)        (155,679)
                                                                                      ---------------------------
Net cash provided by financing activities                                              1,560,958        5,955,026
                                                                                      ---------------------------

Net increase (decrease) in cash and cash equivalents                                     490,499          (51,599)
Cash and cash equivalents at beginning of period                                         549,548          857,740
                                                                                      ---------------------------
Cash and cash equivalents at end of period                                            $1,040,047      $   806,141
                                                                                      ===========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                                            $  104,900      $    87,500
                                                                                      ===========================

Cash paid for interest                                                                $  244,070      $   247,681
                                                                                      ===========================

SEE ACCOMPANYING NOTES.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries, which are majority-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated condensed financial statements as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 are unaudited. All periods presented have been restated to reflect the January 10, 1997, February 28, 1997, and March 26, 1997 acquisitions of Medical Services Consortium, Inc. ("MSC"), Campo Medical Pharmacy, Inc. ("Campo"), and Hytree Pharmacy, Inc. ("Hytree"), which were accounted for as poolings of interests (see Note 2). These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods presented. Results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results to be achieved for the year ending December 31, 1997.

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

         Net income (loss) per share for the nine-month periods ended September 30, 1997 and 1996, have been calculated based upon the weighted average number of common shares outstanding after giving effect to outstanding options and warrants during the periods in which their inclusion was dilutive.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION (CONT'D)

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share during profitable periods. There was no impact on earnings per share relating to Statement 128 for the quarters ended September 30, 1997 and 1996.

2.       ACQUISITIONS

         During the first quarter of 1997, the Company completed three acquisitions, which were accounted for as poolings of interests. A summary of each transaction follows:

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

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

2.       ACQUISITIONS (CONT'D)

         The accompanying consolidated condensed financial statements for all periods presented have been restated to reflect the acquisitions. The following unaudited pro forma summary presents the separate results of operations for CompScript and the pooled entities for the three and nine months ended September 30, 1997, respectively. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the periods presented or of future results of operations.

                                COMPSCRIPT           MSC              CAMPO            HYTREE         CONSOLIDATED
                               -----------------------------------------------------------------------------------
THREE MONTHS ENDED
   SEPTEMBER 30, 1997

Total sales                    $  6,264,005      $2,559,462       $   884,428       $3,290,386         $12,998,281
                               ===================================================================================

Net (loss) income              $   (658,589)     $  151,729       $    92,103       $  265,177         $  (149,580)
                               ===================================================================================

THREE MONTHS ENDED
   SEPTEMBER 30, 1996

Total sales                    $  5,101,280      $2,194,878       $   865,852       $2,851,672         $11,013,682
                               ===================================================================================

Net (loss) income              $ (1,098,613)     $   (9,935)      $    81,756       $  168,846         $  (857,946)
                               ===================================================================================

NINE MONTHS ENDED
   SEPTEMBER 30, 1997

Total sales                    $ 17,165,640      $8,081,389       $ 2,512,555       $9,585,139         $37,344,723
                               ===================================================================================

Net (loss) income              $ (3,448,114)     $  663,620       $   330,743       $  265,559         $(2,188,192)
                               ===================================================================================

NINE MONTHS ENDED
   SEPTEMBER 30, 1996

Total sales                    $ 15,413,688      $6,126,450       $ 2,460,591       $7,967,494         $31,968,223
                               ===================================================================================

Net (loss) income              $ (1,130,693)     $  398,544       $   266,786       $   91,713         $  (373,650)
                               ===================================================================================

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

3.       MARKETABLE SECURITIES

         In connection with the Company's acqisition on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997, the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QPQ which were returned to the Company. As of June 30, 1997, the QPQ shares are classified as marketable securities and are held for future sale. During the nine months ended September 30, 1997, the Company recorded an $800,000 charge against the note which has been classified as "loss on realization of note receivable" in the Statement of Operations for the nine months ended September 30, 1997. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during 1997.

4.       INCOME TAXES

         The income tax provisions for the nine-month periods ended September 30, 1997 and 1996, have been calculated by applying the Company's estimated effective tax rate for the years 1997 and 1996.

         For the nine-month period ended September 30, 1997, the relationship of the provision for income taxes to pre-tax income reflects the exclusion of the Subchapter S earnings of Delta and MSC from the tax provision computation. Concurrent with the acquisitions of Delta on May 31, 1996 and MSC on January 10, 1997, Delta and MSC converted to C corporation status and their earnings from those dates forward were included in the tax provision computation. The consolidated condensed statement of operations for the nine months ended September 30, 1996, do not include pro forma adjustments for income tax expense which would have been recorded had Delta and MSC been taxable corporations as the impact would not be significant.

5.       NOTES PAYABLE

         On January 3, 1997, the Company amended its financing agreement with its primary lender to increase its revolving line-of-credit agreement to allow for borrowings up to $5 million from the $750,000 previously in effect (the New Credit Facility). The primary reason for the increase was to provide additional working capital for operations and fund the Company's acquisition activity. On August 25, 1997, the Company again amended the line-of-credit agreement to allow for borrowings of up to $7 million. Through September 30, 1997, the Company borrowed approximately $6.4 million under the New Credit Facility.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

         On March 19, 1997, the Company entered into an additional $750,000 promissory note, bearing interest at prime, with its existing lender, primarily for working capital purposes. This loan matured on July 26, 1997, and was repaid in August 1997. It was cross collateralized with all other borrowings previously discussed. In addition to the collateral previously discussed, this note was collateralized by the $325,000 of marketable securities recorded on the Company's consolidated balance sheet at September 30, 1997.

6.       SHAREHOLDERS' EQUITY

         Effective January 10, 1997, MSC's Subchapter S accumulated deficit of approximately $420,000 was reclassified to additional paid-in capital upon the conversion of MSC to a taxable corporation concurrent with its acquisition by the Company.

         During the nine months ended September 30, 1997, the Company issued 15,000 shares of Common Stock to certain consultants as consideration for services rendered in connection with the Company's acquisition of Campo. An additional 30,000 shares were issued to such consultants as consideration for services rendered in connection with the Company's acquisition of Hytree. Costs of $420,000 associated with the issuance of those 45,000 shares have been included in merger costs in the nine-month period ending September 30, 1997. Additionally, during the period ended September 30, 1997, holders of options exercised 378,898 options resulting in the issuance of 378,898 shares of Common Stock and net proceeds to the Company of approximately $1,970,000.

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

         On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition consisting of cash and marketable equity securities. Effective July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's September, 1997 balance sheet.

         In connection with the Company's continued expansion of its business, the Company completed three acquisitions during the quarter ended March 31, 1997. On January 10, 1997, February 28, 1997, and March 26, 1997, the company acquired 100% of the outstanding Common Stock of Medical Services Consortium, Inc. ("MSC"), Campo Medical Pharmacy, Inc. ("Campo"), and Hytree Pharmacy, Inc. ("Hytree"). The acquisitions have been accounted for as poolings of interests (see Note 2). All data included in the following discussions have been restated to reflect the combination of MSC, Campo and Hytree for all periods presented.

Results of Operations:

         Sales for the three and nine-month periods ended September 30, 1997 were $12,998,281 and $37,344,723, respectively, compared to $11,013,682 and
$31,968,223, respectively, for the three and nine months ended September 30, 1996. The $1,984,599 and $5,376,500, or 18% and 17% increase, respectively, was primarily attributed to the Company's marketing efforts directed towards new clients.

         Gross profit increased $598,671 to $5,225,300 for the three months ended September 30, 1997 from $4,626,629 in the three months ended September 30, 1996 as a result of the increased revenue. For the nine months ended September 30, 1997, gross profit increased $ 1,775,522 to $15,026,408 from $13,250,886 in the nine months ended September 30, 1996 also due to the increase in revenue for those periods. Gross profit margins decreased from 42% and 41% for the three- and nine-month periods, respectively, ended September 30, 1996, to 40% for the three- and nine-month periods ended September 30, 1997 due to price increases of certain pharmaceuticals.

         Selling general and administrative expenses ("SG&A") were $5,189,820 and $15,303,080, respectively, for the three- and nine-month periods ended September 30, 1997, compared to $4,606,613 and $12,252,985, respectively, for the three- and nine-month periods ended September 30, 1996. The increases of $583,207 and $3,050,095, respectively, were partially attributable to the increases in revenues. During the three and nine months ended September 30, 1997, the Company also incurred additional SG&A expenses associated with payroll costs from the addition of new executives necessary for the Company's operations as a public company and for continued development of its acquisition strategy. The Company believes its acquisition strategy will enable it to continue to reduce SG&A expenses as a percentage of revenues in the future, as the Company believes it has developed the executive management infrastructure necessary to absorb additional acquisitions without corresponding percentage increases in selling, general and administrative expenses. Ramp-up costs relating to the opening of two new branch locations in Jackson, Mississippi and Tampa, Florida in February and March, 1997, respectively, also contributed to increased SG&A in the nine months ended September 30, 1997.

         In connection with the Company's reverse acquisition of Capital Brands, Inc. on April 26, 1996, the Company acquired marketable equity securities valued at $1,125,000. Subsequent to the acquisition, on July 26, 1996, the Company sold its 1,125,000 shares of Common Stock of QPQ Corporation ("QPQ") representing its entire marketable equity portfolio to a major shareholder of QPQ (who formerly served as the President of Capital Brands, Inc.) in exchange for a $1,125,000 non-recourse promissory note payable in full, including interest, on July 4, 1997. On May 16, 1997, the Company and the note holder settled all outstanding obligations of the note holder to the Company in exchange for the 1,125,000 shares of QPQ which were returned to the Company. During the nine months ended September 30, 1997, the Company recorded an $800,000 charge against the note, which has been classified as "loss on realization of note receivable" in the Statement of Operations. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the QPQ stock declined significantly during the nine months ended September 30, 1997. As a result of reverse stock splits effected by QPQ, the number of shares of QPQ common stock currently owned by the Company is 18,750. According to QPQ's current filings, it is currently engaged in the development and operation of primary-care medical service centers. The Company currently owns approximately 7.8% of QPQ's outstanding common stock.

         The nine-month period ended September 30, 1997 included $688,706 of one-time charges related to merger and acquisition costs associated with the three acquisitions completed during the nine-month period ended September 30, 1997. There were $668,855 and $934,223 in similar costs in the statement of operations associated with the three- and nine-month periods ended September 30, 1996, respectively. Interest expense increased by $76,682 to $205,438, or 60%, for the three-month period ended September 30, 1997 in comparison to $128,756 for the three month period ended September 30, 1997. For the nine-month period ended September 30, 1997, interest expense increased by $105,506 to $453,119, or 30%, as compared to $347,613 for the nine-month period ended September 30, 1996. These increases are attributable to the increase in the Company's debt, primarily the line-of-credit facility.

         As a result of the events previously discussed, the Company reported a net loss of $149,580, or $.01 per share for the three months ended September 30, 1997 compared to a net loss of $857,946, or $.06 per share, during the three months ended September 30, 1996, and a net loss of $2,188,192 or $.16 per share for the nine months ended September 30,1997 compared to a net loss of $373,650 or $.03 during the nine months ended September 30, 1996.

Liquidity and Capital Resources:

         The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), and borrowings under its existing line of credit agreement. As of September 30, 1997, the Company had cash and cash equivalents of $806,141, accounts receivable of $9,881,080, working capital of $2,674,715 and a current ratio of 1.21 to 1.00.

         Net cash used in operating activities for the nine months ended September 30, 1997 was $4,449,756 compared to $989,668 during the nine months ended September 30, 1996. The increase in cash used in operating activities was primarily attributable to the operating loss incurred during the nine months ended September 30, 1997, along with increases in accounts receivable and inventory to support the 17% increase in revenues.

         Net cash used in investing activities was $1,556,869 for the nine months ended September 30, 1997, which was a direct result of net purchases of property and equipment related to the Company's expansion of its Boca Raton office and new mail order facility which was completed in February 1997. The Company also made expenditures for computer and processing equipment, and leasehold improvements pertaining to the new office and institutional pharmacy location that MSC moved into during September of 1997. This new facility was necessary to accommodate the increased revenues at MSC, along with its continuing emphasis on infusion therapy services. During the nine months ended September 30, 1997, the Company opened two new branch locations in Jackson, Mississippi and Tampa, Florida, which began operations in February and March 1997, respectively. Net cash used in investing activities was $80,791 for the nine months ended September 30,1996, consisted of $484,599 used in purchases equipment net of $403,808 of cash received in excess of costs incurred from the reverse acquisition of Capital Brands, Inc.

         Financing activities provided $5,955,026 in cash in the nine months ended September 30, 1997, compared to $1,560,958 in the nine months ended September 30, 1996, comprised of the following:

                                                          Nine months ended
                                                             September 30,
                                                          1996         1997
                                                     --------------------------
Issuance of shares of common stock                   $           -  $   950,000
Exercise of options and warrants                           823,920    1,019,588
Net proceeds from (repayment of) line of credit           (253,087)   5,715,774
Net proceeds from (repayment of) other debt                990,125   (1,730,336)
                                                     --------------------------
                                                     $   1,560,958  $ 5,955,026
                                                     ==========================

         The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems. Additionally, the Company has terminated its agreement with an outside consultant who had been engaged to develop new mail order business. As a result, the Company will reduce costs by approximately $245,000 for the remainder of fiscal 1997, with no corresponding decrease in revenue. Management has also decided to terminate its pharmacy benefits management contracts, effective December 31, 1997, which is expected to result in a material reduction in selling, general and administrative expenses.

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

                  (b)      Reports on Form 8-K - None

                                    SIGNATURE

         In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CompScript, Inc.


Date:    November 12, 1997     By:  /S/ BRIAN A. KAHAN
                                    ----------------------------------------
                                       Brian A. Kahan, Chief Executive
                                       Officer (Principal Executive Officer)


Date:    November 12, 1997     By:  /S/ JUAN C. COCUY
                                   -----------------------------------------
                                       Juan C. Cocuy, Chief Financial Officer
                                       (Principal Financing and Accounting
                                        Officer)

                                 EXHIBIT INDEX

EXHIBIT
-------

  27           Financial Data Schedule