Form 10KSB40
period 1997-12-31
COMPSCRIPTS INC
filed 1998-03-31
CIK 862147

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 1997

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

                                 (561) 994-8585
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------                    -----------------------------------------
       NONE                                             NONE

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                    ----------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

State registrant's revenues for the year ended December 31, 1997.  $50,590,325

State the aggregate market value of the voting stock held by non-affiliates of the registrant on February 26, 1998 computed by reference to the closing bid price of the CompScript, Inc. Common Stock as reported by THE WALL STREET JOURNAL on that date ($4.1875): $40,343,954

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.0001 per share (the "Common Stock"), as of February 26, 1998, was 14,072,063.

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                    PART 1

Item 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

      CompScript, Inc. (formerly Capital Brands, Inc.,) (the "Company" or "Compscript") is a comprehensive provider of pharmacy management services equipped to both lower costs and improve the quality of care to its customers. CompScript offers a broad range of pharmacy, infusion therapy, consulting services and mail order, to managed care networks, long-term and subacute care facilities, home health patients, and recipients of managed care. CompScript's proprietary pharmacy management capabilities combine sophisticated clinical tools with the latest technologies in databases and drug profiles.

      Since May 1996, the Company has consummated four acquisitions of institutional pharmacy providers located in Mobile, Alabama (May 1996), Miami, Florida (January 1997), Metarie, Louisiana (February 1997) and Mentor, Ohio (March 1997), and one acquisition of a mail service dispensing pharmacy with its principal operations in Cleveland, Ohio (August 1996). See Item 1. "Description of Business - Acquisition Strategy".

      CompScript presently operates 7 institutional pharmacies that serve long-term and subacute facilities in Florida, Alabama, Mississippi, Louisiana and Ohio.

      Capital Brands, Inc.'s ("Capital Brands") predecessor, Capital Acquisitions, Inc. was incorporated in March 1988 as a Delaware corporation. Prior to September, 1991, Capital Brands was principally engaged in organizational activities, raising capital through a public offering and searching for and investigating business opportunities. On April 26, 1996, CompScript, Inc. acquired approximately 93% of the outstanding common stock of CompScript-Boca, Inc. (formerly CompScript, Inc.) ("CompScript-Boca"), a privately-held provider of pharmacy management services by merger of the Company into CompScript-Boca in exchange for issuance of 7,394,982 shares of the Company's common stock. As a result of this transaction, CompScript-Boca shareholders became the owners of approximately 80% of the Company's then outstanding common stock and assumed 100% control of the Company's Board of Directors. Accordingly, the acquisition has been treated for financial reporting purposes as a reverse acquisition. After completion of this transaction, the Company became the owner of approximately 93% of the outstanding common stock of CompScript-Boca and accordingly, recorded at the time of the transaction, a minority interest in the acquired subsidiary of $222,628, representing approximately 7% of the net assets of the acquired subsidiary on the date of acquisition. In connection with the share exchange with the Company, Capital Brands divested itself of its interest in all businesses except for its equity interest in securities of QPQ Corporation. The securities are classified as "available for sale" and were valued on December 31, 1997, at $53,906.

      On February 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omnicare, Inc., pursuant to which a wholly-owned subsidiary of Omnicare will merge with and into the Company (the "Merger"). Following the Merger, the Company will become a wholly-owned subsidiary of Omnicare. In connection with the Merger, shareholders of the Company will receive shares of Omnicare common stock (NYSE: OCR) with a market value of $4.50 per share, determined in accordance with, and subject to the terms of, the Merger Agreement. Omnicare is a leading independent provider of pharmacy and related services to long-term care institutions such as nursing homes, retirement centers and other institutional health care facilities. Consummation of the Merger is conditioned on, among other things, receipt of approval from holders of more than 50% of the Company's outstanding common stock. It is anticipated that the Company's shareholders will be asked to vote upon the Merger, and that consummation of the Merger will occur by the end of the third quarter of 1998.

See Item 10. "Executive Compensation", Item 12. "Security Ownership of Certain Beneficial Owners and Management - Changes in Control" and Item 13. Certain Relationships and Related Transactions".

      Effective December 31, 1997, the Company cancelled its contracts to provide pharmacy benefit management ("PBM") services due to lack of profitability and cash flow constraints.

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

      Compscript has received accreditation under the Joint Commission on Accreditation of Health Care Organizations ("JCAHO") in connection with the Company's long-term care institutional pharmacy services. This accreditation was received in October 1996, for the Company's Boca Raton facility, in October 1997 for its Ohio facility, and in January 1998 for its Miami facility. The Company intends to attain such accreditation for its other institutional pharmacy locations. The Company believes this accreditation distinguishes the Company from many of its competitors.

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

      CompScript provides a "modified unit-dose" distribution system. Most of its prescriptions are filled utilizing specialized unit-of-use packaging and delivery systems. Maintenance medications are typically provided in 30-day supplies utilizing either a box unit-dose system or unit-dose punch card system. The unit doses system, preferred over the bulk delivery systems employed by retail pharmacies, improves control over drugs in the nursing facility and improves patient compliance with drug therapy by increasing the accuracy and timeliness of drug administration.

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

      CONSULTANT PHARMACIST SERVICES. Federal and state regulations mandate that nursing facilities, in addition to providing a source of pharmaceuticals, retain consultant pharmacist services to monitor and report on prescription drug therapy in order to maintain and improve the quality of patient care. The Omnibus Budget Reconciliation Act ("OBRA") implemented in 1990 seeks to further upgrade and standardize care by setting forth more stringent standards relating to planning, monitoring and reporting on the progress of prescription drug therapy as well as facility-wide drug usage.

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

      Additionally, CompScript offers a specialized line of consulting services which help nursing facilities enhance care and reduce and contain costs as well as to comply with state and federal regulations. Under this service line, CompScript provides: (i) data required for OBRA and other regulatory purposes, including reports on psychotropic drug usage (chemical restraints), antibiotic usage (infection control) and other drug usage; (ii) Plan of Care programs which assess each patient's state of health upon admission and monitor progress and outcomes using data on drug usage as well as dietary, physical therapy and social service inputs; (iii) counseling related to appropriate drug usage and implementation of drug protocols; (iv) on-site educational seminars for the nursing facility staff on topics such as drug information relating to clinical indications, adverse drug reactions, drug protocols and special geriatric considerations in drug therapy, and information and training on intravenous drug therapy and updates on OBRA and other regulatory compliance issues; (v) mock regulatory reviews for nursing staffs; and (vi) nurse consultant services and consulting for dietary, social services and medical records.

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

      Infusion therapy services involve the administration of prescription drugs and other products that are prescribed by a physician to a patient by catheter, feeding tube or intravenously. The Company's managed care clients benefit from outpatient infusion therapy services because the length of hospital stays can be reduced. Rather than receiving infusion therapy in a hospital, the Company can provide infusion therapy services to patients at home, in a physician's office or in a free-standing center operated by a health maintenance organization ("HMO") or other entity. The Company provides antimicrobial, cardiovascular, hematological, nutritional, pain management, chemotherapeutic, hydration, endocrine, respiratory and AIDS management treatments to patients.

      MAIL SERVICE PHARMACY BENEFITS. The Company operates a mail service pharmacy in Florida that provides members with convenient access to maintenance medications, and enables the Company and its clients to control drug costs through purchasing efficiencies and other economies of scale. In addition, through its mail service pharmacy, the Company is able to be directly involved with the prescriber and member, and is generally able to achieve a higher level of generic and therapeutic substitution than can be achieved through the retail pharmacy network, which further reduces the client's costs.

      RECENT EVENTS. Effective December 31, 1997, the Company cancelled its contracts to provide pharmacy benefit management ("PBM") services due to lack of profitability and cash flow constraints. Prior to that, PBM consisted of retail pharmacy network administration, except in the Long-Term Care Pharmacy Network; formulary administration; electronic point-of-sale claims processing, drug utilization review ("DUR"); mail pharmacy service; and benefit plan design consultation. Advanced PBM services included the development of advanced formulary compliance and therapeutic substitution programs; therapy management services such as prior authorization, therapy guidelines, step therapy protocols, and disease management interventions, and sophisticated management information reporting and analytic services.

      In connection with the growth and expansion of the Company's mail service operations, on January 1, 1998, the Company entered into an Independent Consulting Agreement ("Consulting Agreement") with Gerard Altieri, ("Altieri"), a former director of the Company, and Ronald J. Reith ("Reith"), a former officer of the Company (the "Consultants"). The Consultants assist the Company in securing new mail order and related business. The Consulting Agreement provides that for a five year period through December 31, 2002, the Consultants shall receive commissions attributable to all new business obtained by Consultants in excess of certain established base-line pricing. Additionally, the Consultants received a total of 115,000 shares of the Company's common stock in January 1998 as compensation for these services. The Consultants shall devote such time as reasonably necessary to perform services under the Consulting Agreement. This Consulting Agreement supersedes a January 1997 agreement which provided for the payment of $50,000 per month through January 1998, and was renewable for an additional 12 month period if gross revenues (less adjustments) attributable to all mail order business exceeded certain targeted amounts.

ACQUISITION STRATEGY

      The Company has targeted acquisition candidates with strong management, a demonstrated capacity for growth and opportunities to realize efficiencies through consolidation and integration. The Company has identified acquisition candidates with management who intend to continue to participate in the operation of the business but believe that there are more substantial opportunities in being involved in a larger, stronger organization. The Company has historically issued equity in CompScript as the purchase price for an acquired company in order to align the interests of the acquired company's management with those of CompScript.

      On May 31, 1996, in a transaction accounted for as a pooling of interests, the Company acquired Delta Pharmacy Services, Inc. ("Delta"). In connection with the transaction, the Company exchanged 666,350 shares of the Company's Common Stock for all of the outstanding common stock of Delta. Delta is in the business of supplying prescription pharmaceuticals, consulting and enteral and parental therapies to long-term and alternate care providers in Alabama and Northern Florida.

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

      On January 10, 1997, in a transaction accounted for as a pooling of interests, the Company acquired Medical Services Consortium, Inc. ("MSC"). In connection with the transaction, the Company exchanged 1,400,000 shares of the Company's Common Stock for all of the outstanding common stock of MSC. MSC is in the business of supplying prescription pharmaceuticals, consulting and enteral and parental therapies to long-term and alternate care providers in South Florida.

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

      In connection with the Company's acquisition strategy, on October 1, 1996, the Company entered into a five year Consulting and Acquisition Management Agreement with Shulman & Associates Inc. ("Shulman"), pursuant to which Shulman would assist CompScript in identifying, evaluating, structuring, negotiating, and closing business acquisitions, including, but not limited to, asset purchases, consolidations, mergers, joint ventures and strategic alliances. In connection with such agreement (the "Shulman Agreement"), Shulman will receive a fee of 15,000 shares of the Company's Common Stock if the "aggregate market value" (defined in such agreement) of the acquisition transaction is up to $5,000,000, 30,000 shares if the aggregate market value of the acquisition transaction is between $5,000,000, but less than $10,000,000, and 45,000 shares if the aggregate market value of the acquisition transaction is in excess of $10,000,000. In the event the Company consummates a merger or consolidation involving itself or 50% or more of its voting stock or a substantial portion of its assets is acquired in any one transaction by way of tender or exchange offer, negotiated purchase or otherwise, Shulman shall be paid a fee of 3% of the aggregate market value of the business combination with a minimum of $1,000,000 and a maximum of $3,000,000, provided, that if Shulman introduces the transaction to the Company there shall be no maximum fee limitation.

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

COMPETITION

      The Long Term-Care industry is highly fragmented but experiencing significant consolidation. By its nature, the long-term care pharmacy business is highly regionalized and, within a given geographic region of operations, highly competitive. In the geographic regions it serves, CompScript competes with numerous local retail pharmacies, local and regional institutional pharmacies and pharmacies owned by long-term care facilities. CompScript competes in this market on the basis of quality, cost-effectiveness and the increasingly comprehensive and specialized nature of its services along with the clinical expertise, pharmaceutical technology and professional support it offers. In its program of acquiring institutional pharmacy providers, the Company competes with several other companies with similar acquisition strategies, some of which have greater resources than the Company. No individual customer or market group is critical to the total sales of the Company's long-term care pharmacy business. The Company considers its principal competitive advantages to be independence from nursing home owner/operators, strong managed care knowledge and experience which supports the development of advanced services, and its commitment to providing flexible and distinctive service to its customers.

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

      As is the case for nursing home services generally, CompScript receives reimbursement from the Medicaid programs, directly from individual residents (private pay), and from other payors such as third-party insurers. The Company believes that its reimbursement mix is in line with nursing home expenditures nationally. For the year ended December 31, 1997, CompScript's payor mix was approximately as follows: 35% private pay and nursing homes, 27% Medicaid, 20% Medicare (of which, 19% was attributable to Part A and 1% to Part B) and 18% insurance and other private sources.

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

      REFERRAL RESTRICTIONS. The Company is subject to federal and state laws, which govern financial and other arrangements between health care providers. These laws include the federal anti-kickback statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration directly or indirectly in return for or to induce the referral of an individual to a person for the furnishing of any item or service for which payment may be made in whole or in part under Medicare or Medicaid. Many states have enacted similar statutes, which are not necessarily limited to items, and services for which Medicare or Medicaid makes payment. Violations of these laws may result in fines, imprisonment, and exclusion from the Medicare and Medicaid programs or other state-funded programs. Federal and state court decisions interpreting these statutes are limited, but have generally construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the statute.

      Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties in good faith compliance with applicable regulations. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. Until recently, there were no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Health Insurance Portability and Accountability Act of 1996, signed into law on August 21, 1996, now requires the Secretary of HHS to issue written advisory opinions, which are binding on the Secretary and the party requesting the opinion, regarding the applicability of certain aspects of the anti-kickback statute to specific or proposed arrangements.

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

      In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives to pharmacists to dispense one particular product rather than another. These enforcement actions arose under state consumer protection laws, which generally prohibit false advertising, deceptive trade practices, and the like.

      The Company believes its contractual arrangements with other health care providers, its pharmaceutical suppliers and its pharmacy practices are in compliance with these laws. There can be no assurance that such laws will not, however, be interpreted in the future in a manner inconsistent with the Company's interpretation and application.

      HEALTH CARE REFORM AND FEDERAL BUDGET LEGISLATION. In recent years, the Clinton administration and Congress have considered various proposals to reform the health care system. On August 5, 1997, the Balanced Budget Act of 1997 (the "Balanced Budget Act") was enacted. The Balanced Budget Act, among other things, mandates the establishment of a prospective payment system ("PPS") for Medicare skilled nursing facilities ("SNFs"), under which facilities will be paid a federal per diem rate for virtually all covered SNF services. It is anticipated that the PPS will be phased in over three cost reporting periods, starting with cost reporting periods beginning on or after July 1, 1998. In order to ensure that the frail elderly residing in SNFs receive needed and appropriate medication therapy, the results of studies conducted by independent organizations, including those which examine appropriate payment mechanism and payment rates for medication therapy, must be considered as part of the PPS for SNFs. The Balanced Budget Act provides for the imposition of cost savings measures affecting Medicare SNF services, and imposes limits on annual updates in payments to Medicare SNFs for routine services, and institutes consolidated billing for SNF residents, effective July 1, 1998. The Balanced Budget Act also imposes numerous other cost savings measures affecting Medicare SNF services.

      The Balanced Budget Act also repeals the federal payment standard for Medicaid payments to Medicaid nursing facilities effective October 1, 1997. There can be no assurance that budget constraints or other factors will not cause states to reduce Medicaid reimbursement to nursing facilities or that payments to nursing facilities will be made on a timely basis. The law also grants greater flexibility to states to establish Medicaid managed care projects without the need to obtain a federal waiver. Although these waiver projects generally exempt institutional care, including nursing facility and institutional pharmacy services, no assurances can be given that managed care or capitated rates will not replace fee-for-service reimbursement for long-term care, including pharmacy services. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies. It is not possible to predict the effect of the recent budget legislation or the interpretation or administration of such legislation on the Company's business. There can be no assurance that future health care or budget legislation or other changes will not have an adverse effect on the business of the Company.

    Several state Medicaid programs have established mandatory statewide managed care programs for Medicaid beneficiaries to control costs through negotiated or capitated rates, rather than traditional cost-based reimbursement. These programs propose to use savings acheived to expand coverage to include those not previously eligible for Medicaid. HHS has approved waivers for statewide managed care demonstration projects in several states, and similar waivers are pending in several other states. To date, the Company's operations have not been adversely affected by these demonstration projects. There is no assurance that future Medicaid managed care systems will not have an adverse effect on the Company's business.

      Federal and state laws and regulations govern various aspects of the Company's businesses. Since sanctions may be imposed for violations of these laws, compliance is a significant operational requirement for the Company. The Company believes that it is in substantial compliance with all existing legal requirements material to the operation of its businesses.

OTHER REGULATION:

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

      REGULATION OF INFUSION THERAPY SERVICES. The Company's infusion therapy services business is subject to many of the same or similar state laws and regulations affecting the Company's pharmacy management business. In addition, some states require that providers of infusion therapy services be licensed. The Company is licensed as a home health agency, infusion pharmacy and pharmacy in Florida. The Company is licensed as a pharmacy only, in Alabama. The Company believes that it is in substantial compliance with such licensing requirements.

      JCAHO, a non-profit, private organization, has established written standards for health care organizations and home care services, including standards for services provided by home infusion therapy companies. The Company's Miami and Boca Raton, Florida, and Mentor, Ohio facilities have received JCAHO accreditation. When accredited by JCAHO, the Company can market infusion therapy services to Medicare and Medicaid programs. If the Company expands its home infusion therapy services to other states or to Medicaid programs, it may be required to comply with other applicable laws and regulations.

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

EMPLOYEES

      As of February 28, 1998, the Company and its subsidiaries employed a total of 365 employees.

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

MATERIALS/SUPPLIES

      CompScript purchases pharmaceuticals through a wholesale distributor and, on an increasing basis, under contracts negotiated directly with pharmaceutical manufacturers. The Company also is a member of industry buying groups which contract with manufacturers for discounted prices. The Company has numerous sources of supply available to it and has not experienced any difficulty in obtaining pharmaceuticals or other products and supplies used in the conduct of its business.

INVENTORIES

      CompScript's pharmacies maintain adequate on-site inventories of pharmaceuticals and supplies to ensure prompt delivery service to its customers. Inventories on hand are not considered to be high, beyond industry standards. The Company's primary wholesale distributor also maintains local warehousing in most major geographic markets in which the Company operates.

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

Item 2. DESCRIPTION OF PROPERTIES

      The Company's principal offices, mail order pharmacy operations and largest institutional pharmacy are located in leased facilities in Boca Raton, Florida. The Company has leased 20,000 square feet in Boca Raton under a lease that expires in December 2002 and has an annual average rental of $147,000 plus common area charges. The chart listed below sets forth the approximate square footage, annual lease cost (exclusive of common area charges) and the lease termination date for each institutional pharmacy maintained by the Company, exclusive of the institutional pharmacy at the Company's principal offices.

                           SQUARE                            TERMINATION
LOCATION                  FOOTAGE        ANNUAL COST            DATE
--------                  -------        -----------        -------------

Mobile, Alabama            4,200           $26,000          August 2000
Tampa, Florida             2,520            28,000          December 1999
Miami, Florida            17,000           130,000          November 2001
Metarie, Louisiana         4,400            45,600          July 2001
Jackson, Mississippi       2,831            23,300          November 1999
Mentor, Ohio              20,000           120,000          August 2000
Mentor, Ohio               1,684            28,320          May 2001

Item 3. LEGAL PROCEEDINGS

      The Company is not a party to any material legal proceeding.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

      On November 7, 1997, the Company held its Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, five directors were elected to serve on the Company's Board of Directors until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified. The number of votes cast for and withheld for each director was as follows:

            NAME               VOTES FOR              VOTES WITHHELD
            ----               ---------              --------------

      Brian A. Kahan          10,441,035              233,150
      Robert Gardner          10,438,316              235,869
      Robert Edelheit         10,440,101              234,084
      Paul H. Heimberg        10,359,034              315,151
      Malcolm Leonard         10,440,214              233,971

      At the Annual Meeting, shareholders also voted upon (i) an increase to the number of shares available for issue under the Company's Stock Option Plan ("Proposal 2") and (ii) ratification of the appointment of Ernst & Young LLP as the Company's independent certified public accountants ("Proposal 3"). The number of shares cast for and against, along with the number of abstentions and non-votes, was as follows:

                    VOTES FOR      VOTES AGAINST     ABSTENTIONS     NON-VOTES
                   ----------      -------------     -----------     ---------

Proposal 2          7,529,144         907,224           30,531       2,207,286
Proposal 3         10,634,505          29,475           10,205               0

                                   PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock, $.0001 par value, is traded on the NASDAQ SmallCap Market under the symbol "CPRX." The following sets forth the range of high and low closing bid prices for the Common Stock as reported on the NASDAQ during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions. The quotations have been adjusted for the Company's 1 for 8 reverse stock split on April 26, 1996.

                              HIGH               LOW
                              ----               ---
      1995

      First Quarter           20.25             11.00
      Second Quarter          20.50              6.50
      Third Quarter            7.25              3.50
      Fourth Quarter           6.50              3.00

      1996

      First Quarter            8.75              3.00
      Second Quarter           9.00              5.75
      Third Quarter            7.25              4.13
      Fourth Quarter          10.25              5.75

      1997

      First Quarter           11.13              7.94
      Second Quarter           8.25              6.75
      Third Quarter            7.06              3.19
      Fourth Quarter           3.63              1.97

      The Company believes that as of March 20, 1998, there were approximately 300 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

      The Company has not paid any cash dividends on its common stock and currently does not intend to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

      CompScript, Inc. ("CompScript" or the "Company", f/k/a Capital Brands, Inc.) is a comprehensive provider of pharmacy management services including institutional pharmacy, infusion therapy, mail order and consultant pharmacist services to managed care networks, long-term and subacute care facilities, home health patients and recipients of managed care. The Company is the successor to CompScript-Boca, Inc.

("Boca", f/k/a CompScript, Inc. which was f/k/a Aldencare, Inc.), which was incorporated under the laws of the State of Florida on October 3, 1991.

      On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. ("Capital"), a publicly-held company involved in the development of consumer-based businesses in the Republic of Poland (the "Acquisition"). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca, for an aggregate purchase price of approximately $2,125,000, pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition. The net tangible assets consisted of cash of $1,000,000 and marketable securities, consisting of 1,125,000 shares of the Common Stock of QPQ Corporation (currently 18,750 shares, following reverse stock splits effected by QPQ), valued at $1,125,000. The Company incurred acquisition costs of approximately $1,889,000, all of which were charged to additional paid-in capital. As Capital had no operations as of the Acquisition date, no pro forma financial information is presented related to this transaction.

      Immediately prior to the Acquisition, Capital's assets included equity interests it held in various entities. Capital agreed that, at or prior to closing, it would divest itself of certain of the equity interests, and deliver its remaining assets consisting of cash and marketable equity securities. In anticipation of consummating the Acquisition, Capital divested itself of (i) its interest in international Fast Foods Corporation to Mitchell Rubinson, the former president of Capital, in exchange for 1,300,000 shares of Capital owned by Mr. Rubinson and valued at $325,000 (consistent with Capital's accounting treatment of those shares), (ii) its interest in Family Chicken, Inc. to Mr. Rubinson, in exchange for 18,750 shares of Capital owned by Mr. Rubinson, valued at $37,500 (consistent with Capital's accounting treatment of those shares) and
(iii) its interest in International Hotel Corporation to Mr. Rubinson, for nominal ($100) consideration. Effective July 5, 1996, Capital changed its name to CompScript, Inc. On October 3, 1996, Boca issued an additional 27,000 shares of its common stock to a shareholder of the Company, increasing the minority interest's aggregate ownership in Boca to approximately 8%. The remaining 8% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's December 31, 1997 consolidated balance sheet.

      On May 31, 1996, the Company issued 666,350 shares of its Common Stock, having an aggregate value of $5,497,388 (or $8.25 per share), for all the outstanding common stock of Delta Pharmacy Services, Inc. ("Delta"). In connection with this transaction, the Company also issued (i) 22,500 shares, having an aggregate market value of $135,000 (or $6.00 per share), pursuant to the Shulman Agreement, and (ii) 3,666 shares, having an aggregate market value of $21,996 (or $6.00 per share) to the Company's counsel as consideration for legal services rendered. The acquisition of Delta enhanced the Company's institutional pharmacy services for long-term care into Alabama, Mississippi, and Northern Florida.

      On August 19, 1996, the Company issued 187,500 shares of its Common Stock, having an aggregate value of $984,375 (or $5.25 per share), for all the outstanding stock of SECURx, Inc. ("Securx"). In connection with this transaction, the Company also issued (i) 67,500 shares, having an aggregate market value of $405,000 (or $6.00 per share), to Shulman and (ii) 3,667 shares, having an aggregate market value of $22,002 (or $6.00 per share) to the Company's counsel as consideration for legal services rendered. In addition to identifying Securx and assisting in the structuring, negotiating and closing of the Securx transaction, Shulman provided other services including assisting shareholders of a corporate owner of Securx to structure the transaction to meet their needs, reviewing the claims involved in a litigation between Securx and a predecessor of Securx and evaluating the consequences of the litigation on the Company's proposed acquisition, and negotiating the terms of a resolution to an outstanding judgment against Securx by one of its suppliers, including a lien filed against the inventory of Securx. The acquisition of Securx enabled the Company to strengthen its overall pharmacy benefit management program and become a nationally recognized full service, on line adjudicated mail order dispensing pharmacy.

      During the first quarter of 1997, the Company also completed three acquisitions that enabled the Company to continue to expand its existing institutional pharmacy and long term care business.

      On January 10, 1997, the Company acquired Medical Services Consortium, Inc. ("MSC") by issuing an aggregate of 1,400,000 shares of the Company's Common Stock, having an aggregate market value of $12,600,000 (or $9.00 per share), for all of the outstanding Common Stock of MSC. In connection with this transaction, the Company also issued, in December 1996, (i) 45,000 shares, having an aggregate market value of $414,855 (or $9.219 per share), pursuant to the Shulman Agreement and (ii) 3,667 shares, having an aggregate market value of $22,002 (or $6.00 per share) to the Company's counsel as consideration for legal services rendered.

      On February 28, 1997, the Company issued an aggregate of 375,000 shares of Common Stock, having an aggregate market value of $3,984,375 (or $10.625 per share), for all of the outstanding common stock of Campo Medical Pharmacy, Inc. ("Campo"). In connection with this transaction, the Company also issued 15,000 shares, having an aggregate market value of $90,000 (or $6.00 per share), pursuant to the Shulman Agreement.

      On March 26, 1997, the company acquired Hytree Pharmacy, Inc. ("Hytree") by issuing an aggregate of 850,000 shares of the Company's Common Stock, having an aggregate market value of $7,384,375, (or $8.69 per share) for all of the outstanding shares of Hytree. In connection with this transaction, the Company also issued 30,000 shares, having an aggregate market value of $150,000 (or $5.00 per share), pursuant to the Shulman Agreement.

      The per share value of the shares issued to Shulman and the Company's counsel, respectively, in connection with the foregoing acquisitions is different from the per share value of the shares issued in exchange for the outstanding shares of the acquired companies, as a result of arms' length negotiations between the Company, on the one hand, and Shulman and the Company's counsel, respectively, on the other hand. See Item 1. "Description of Business - Acquisition Strategy".

RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

      All acquisitions discussed above were accounted for as pooling of interests and, accordingly, the Company's consolidated financial statements have been restated for all periods presented. (See Note 1 to the Consolidated Financial Statements.) In accordance with accounting rules for pooling of interests transactions, charges to operating income for acquisition-related expenses of approximately $689,000 and $934,000 were recorded during 1997 and 1996, respectively.

      In March 1997, the Company recorded an $800,000 charge against the $1,125,000 note receivable included in the consolidated balance sheet at December 31, 1996. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the collateral (marketable equity securities) declined significantly subsequent to December 31, 1996. In May 1997, the note receivable was rescinded by the Company and the collateral of 1,125,000 shares of QPQ Corporation Common Stock (18,750 after a reverse split of 20:1 and another of 3:1) reverted back to the Company. During 1997, QPQ Corporation changed its name to Regenesis Holding Corp. The shares, which have been classified as "available for sale," are valued at $53,906, resulting in the recognition of an unrealized loss of $271,094, and are included in marketable securities in the consolidated balance sheet at December 31, 1997.

      The Company also incurred significant costs (which the Company believes are nonrecurring) associated with the start up and reorganization of its mail order pharmacy ("Mail Order") operations during 1996. As a result of the Company incurring dual operating costs while moving the operations from Ohio to Florida; installing an entirely new proprietary order entry, customer service, dispensing and on-line adjudication software system; incurring ramp up costs in the area of customer service and dispensing personnel to handle new contracts which began in January 1997, the Company incurred losses of approximately $1,100,000 related to Mail Order operations during the fourth quarter of 1996 and approximately $1,200,000 during the year ended December 31, 1997.

      The Company believes that as a result of the Mail Order operations nonrecurring costs incurred during the fourth quarter of 1996, it has put into place the infrastructure to support anticipated future growth associated with further development of its Mail Order operations. While the results of the Mail Order operations cannot be predicted and is dependent, in large part, on the Company's success in implementing its marketing and business strategy, management believes the additional personnel and increased administrative and operational expenses will be partially offset by increased growth in the Mail Order operations. However, management estimates that the Company's Mail Order revenues will need to at least double its current levels to cover its costs. There is no assurance that the Company's Mail Order revenues will increase to levels permitting profitable Mail Order operations.

      The Company entered into the workers' compensation, pharmacy benefits management ("PBM") line of business with its 1994 acquisition of CompScript, Inc., which became the Ohio Division. During the years ended December 31, 1997 and 1996, the contracts attributed to the Ohio Division generated minimal revenue due in part to the nonexclusive nature of the contracts. In addition, the inability of the Ohio Division to convert existing relationships with prospective clients into new PBM contracts or to secure new prospective clients contributed to significant operating losses and negative cash flows relative to the Ohio Division in 1997 and 1996. As a result, management decided to cancel all PBM contracts by December 31, 1997.

      Revenues for the year ended December 31, 1997 increased 18.5% to $50,631,230 from $42,716,356 for the year ended December 31, 1996. Approximately 15% of the growth is attributable to marketing efforts to new clients, and approximately 3.5% is attributable to growth in sales made to existing clients.

      Gross profits increased to $20,687,323 in 1997 from $17,025,573 in 1996, an increase of $3,661,750 or 21.5%. Gross profit margins increased to 40.9% in 1997 from 39.9% in 1996 primarily as a result of more favorable purchasing discounts based on the increase in volumes and centralization of the purchasing function for some of the Company's locations.

      Selling general and administration expenses as a percentage of revenues for 1997 and 1996 were 39.2% and 37.4% respectively. This increase is attributable to the increases in payroll costs from the addition of new executives, as well as legal and professional fees related to the Company's acquired entities along with costs associated with being a public entity.

      The Company's provision for doubtful accounts increased approximately 26.1% or $295,743 in the year ended December 31, 1997, primarily due to the increase in reserves attributable to the increase in revenues.

      Interest and other income decreased $13,431 to $44,900 during 1997, compared to 1996, as interest from temporary cash investments declined.

      Interest expense for the year ended December 31, 1997 increased to $575,124 from $359,298 during 1996, primarily due to higher levels of borrowings outstanding.

      As a result of the items previously discussed, net loss for the year ended December 31, 1997 was $2,356,848 compared to net loss of $1,155,756 in 1996. Net loss per share was $.17 in 1997 compared to $.09 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), and the exercise of options and warrants and borrowings under its existing line of credit agreement. As of December 31, 1997, the Company had cash of $529,343, accounts receivable of $9,900,717, working capital of $2,461,370, a current ratio of 1.19 to 1.00, and available funds under its revolving credit facility of approximately $285,000.

      Net cash used in operating activities for the year ended 1997 was $4,435,920 compared to net cash used in operations during 1996 of $1,080,633. The increase in cash used in operating activities of $3,355,287 during 1997 was primarily attributable to the operating loss incurred during the year ended December 31, 1997, along with increases in accounts receivable and inventory to support the 18.5% increase in revenues.

      Net cash used in investing activities was $1,571,678 year ended December 31, 1997, which was a direct result of net purchases of property and equipment related to the Company's expansion of its Boca Raton office and new mail order facility which was completed in February 1997. The Company also made expenditures for computer and processing equipment, and leasehold improvements pertaining to the new office and institutional pharmacy location that MSC moved into during September 1997. This new facility was necessary to accommodate the increased revenues at MSC, along with its continuing emphasis on infusion therapy services. During 1997, the Company opened two new branch locations in Jackson, Mississippi and Tampa, Florida, which began operations in February and March 1997, respectively. Net cash used in investing activities of $434,191 for the year ended December 31, 1996 consisted primarily of $943,422 used in purchases of equipment net of $403,808 of cash received in excess of costs incurred from the reverse acquisition of Capital Brands, Inc.

      Financing activities provided $5,679,201 in cash in 1997 compared to $1,822,716 in 1996, comprised of the following:

                                               YEAR ENDED DECEMBER 31,
                                           -----------------------------
                                               1997              1996
                                           -----------       -----------

Exercise of options and warrants           $ 1,969,997       $ 1,163,376
Net proceeds from line of credit             6,040,774           469,946
Net repayments of other debt                (2,278,010)          221,394
Distribution to shareholders                   (53,560)          (32,000)
                                           -----------       -----------
                                           $ 5,679,201       $ 1,822,716

      The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems.

      Based upon the continuation of the Company's business development, the Company believes that cash flow from operations and borrowings under its credit facility will provide sufficient cash to fund its operations and meet current obligations for the year ending December 31, 1998. The Company is attempting to improve cash flows from operations and maintain flexibility in financing both interim and long-term working capital requirements by increasing its collection efforts of its accounts receivable. Additionally, management's decision to terminate the PBM contracts effective December 31, 1997 is expected to result in a material reduction in selling, general and administrative expenses.

      In the event the Company dramatically expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets and cash flows, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

      In August 1997, the Company amended its financing agreement with its primary lender, to increase its revolving line of credit agreement to allow for borrowings up to $7,000,000 from the $5,000,000 limit previously in effect. Prior to that, in January 1997, the Company had amended its financing agreement with the same lender, to increase its revolving line of credit agreement to allow for borrowings up to $5,000,000 from the $750,000 limit previously in effect. The primary reason for these increases was to provide additional working capital for operations and fund the Company's acquisition activity.

      The credit facility is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets, and consists of a term loan due on April 30, 1998. Interest, which is paid monthly on the credit facility, accrues at the lesser of the prime rate or the three-month London Interbank Offered Rate, plus two hundred fifty (250) basis points (effective rate 8.5% at December 31, 1997). The credit facility requires the Company to maintain at all times, certain net worth, debt coverage and working capital levels and restricts acquisitions and dispositions of property, and limits additional borrowings from other lenders. At December 31, 1997, the Company had an outstanding balance of $6,715,467 under the credit facility. The Company has utilized borrowings under the credit facility as additional working capital.

      The Company has entered into discussions with its lender to renew and/or extend the terms of the Company's credit facilities. There is no assurance that extended or renewed terms will be made available to the Company on favorable terms, or at all. In addition, as of December 31, 1997, the Company was not in compliance with certain covenants under the Company's credit facilities; however, the lender has waived such compliance for the fiscal year ended December 31, 1997.

      In connection with the credit facility, on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lender to fund the company's office and Mail Order expansion, which was completed in the first quarter of 1997. The principal sum of the promissory note is being paid in monthly installments of $8,333.33 plus interest at 9.0% for 60 months beginning on February 1, 1997. Collateral and debt covenants are the same as those of the Company's $7,000,000 revolving credit line facility.

      On March 19, 1997, the Company entered into an additional $750,000 promissory note, bearing interest at prime, with its existing lender, primarily for working capital purposes. Such loan matured in July 1997, and was repaid during 1997.

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

IMPACT OF THE YEAR 2000

      The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties associated with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. The Company believes that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its own computer systems, and the Company intends to confirm that any computer systems that the Company may purchase or lease in the future will have addressed the Year 2000 issue.

      The Company is currently determining the extent to which it may be impacted by third parties' failure to remedy their own year 2000 issues. CompScript is having, and will continue to have, formal communications with all of its significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which CompScript's interface systems could be impacted by any third party year 2000 issues and related remedies. There can be no assurance that the systems of other companies with which the Company's systems interact will be timely converted and would not have an adverse effect on the Company's business.

Item 7. FINANCIAL STATEMENTS

      See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Information concerning changes in the Company's accountants has been previously reported, within the meaning of Rule 12b-2 and no additional disclosure is required to be made herein pursuant to the instructions to Item 304 of Regulation S-B.

                                   PART III

Item 9. DIRECTOR'S, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following table sets forth certain information concerning the current directors and the executive officers of the Company:

      NAME                      AGE      TITLE
      ----                      ---      -----

      Brian A. Kahan            46       Chairman of the Board, Chief Executive
                                         Officer and President of the Company

      Robert J. Gardner         42       Vice President, Chief Operating Officer
                                         and Director

      Juan C. Cocuy             39       Chief Financial Officer

      Robert Edelheit           58       Director

      Paul E. Heimberg          47       Director

      Malcolm Leonard           55       Director

      BRIAN A. KAHAN has been the Chairman, Chief Executive Officer and President of the Company since April 1996. In October 1991, Mr. Kahan founded Aldencare and served as its Chief Executive Officer and became Chief Executive Officer of CompScript when it merged with Aldencare in 1994. Mr. Kahan has a B.S. in Pharmacy from the University of Maryland, School of Pharmacy. Mr. Kahan is former President of the American Society of Consultant Pharmacists. Mr. Kahan is presently a clinical instructor for the University of Florida and Nova Southeastern College of Pharmacy and is a trustee for the Florida Pharmacy Foundation. Additionally, he is a member of the University of Florida College of Pharmacy National Advisory Board.

      ROBERT J. GARDNER has been Vice President of the Company since August 1996, a director since November 1996, and Chief Operating Officer since August 1997. From July 1995 to August 1996 Dr. Gardner was group leader of infusion therapy services for Olsten Kimberly Quality Care. From May 1994 to July 1995 Dr. Gardner served as a healthcare consultant. From August 1992 to April 1994 Dr. Gardner served as President of Abbey Pharmaceutical Services, a nationwide provider of institutional and subacute pharmacy services, and, as Western Area Vice President for Abbey Home Healthcare. From 1986 to 1992 Dr. Gardner held a variety of positions with Pharmacy Corporation of America including Vice President of Operations. Dr. Gardner has a Doctor of Pharmacy Degree from the University of Pacific and a Master of Business Administration from the University of Washington.

      JUAN C. COCUY was appointed Chief Financial Officer on July 1, 1997. Mr. Cocuy has been a partner with the accounting firm Martinelli, Cocuy & Co., CPA's in Wellington, Florida since January 1996. From August 1995 to December 1995, Mr. Cocuy was Vice President of the Vinca Group, LLC, Owings Mills, Maryland, a healthcare consulting company. From August 1992 to August 1995, Mr. Cocuy was Vice President of Finance, Chief Financial Officer and Director of IntegraCare, Inc. in Delray Beach, Florida, a publicly traded integrated health care services provider. From October 1982 to August 1992, Mr. Cocuy served in various capacities with Ernst & Young in West Palm Beach, Florida, most recently as Senior Manager. Mr. Cocuy has a Bachelor of Science degree in business administration from the University of South Florida and is licensed in the State of Florida as a certified public accountant. He is a member of the Florida and American Institutes of CPA's.

      ROBERT EDELHEIT has served as a Director of the Company since April 1996. Mr. Edelheit is President of United Group Programs, employee benefit sales and consulting firm with offices in Boca Raton, Atlanta and Philadelphia. Mr. Edelheit received his B.S. in Business from the State University of New York. Mr. Edelheit is editor and publisher of the newsletter, SYNOPSIS, a tax digest with an emphasis on employee benefits. Mr. Edelheit has been an Associate Professor at Florida Atlantic University in Boca Raton, Florida and speaks nationally on employee benefits.

      PAUL E. HEIMBERG has served as Director of the Company since April 1996. Mr. Heimberg is a partner with the law firm of Heimberg & Lumer, in Boca Raton, Florida since November 1995. Previously Mr. Heimberg was a partner with the firm of Heimberg, Heimberg, Rader & Levenstein, P.A. from 1990 to 1995. Mr. Heimberg received his B.A. from the University of Wisconsin and his J.D. from Boston University Law School.

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

      The Company's officers are elected annually by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors. The Company reimburses directors for their expenses in connection with their activities as directors of the Company. Directors of the Company do not receive additional compensation for their services as directors. Historically, the Company has granted option to its Directors as compensation for services granted. During fiscal 1997, the Company did not grant options to its outside directors.

      Upon consummation of the Merger with Omnicare, Messrs. Kahan, Gardner, Edelheit, Heimberg and Leonard will resign from the Company's Board of Directors (see Item 1. "Description of Business - Company Overview", Item 11. "Security Ownership of Certain Beneficial Owners and Management - Changes in Control" and
Item 12. "Certain Relationships and Related Transactions").

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth the aggregate compensation paid to Brian A. Kahan and Robert J. Gardner (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended December 31, 1997 which was $100,000 or more.

                                                                     LONG-TERM
                            ANNUAL COMPENSATION                      COMPENSATION
                  ----------------------------------------------     ------------
                                                    OTHER            SECURITIES
NAME AND PRIN-    FISCAL                            ANNUAL           UNDERLYING   ALL OTHER
CIPAL POSITION    YEAR      SALARY      BONUS       COMPENSATION     OPTIONS      COMPENSATION
--------------    ------    --------    -------     ------------     ----------   ------------
Brian A. Kahan    1997      $304,154    $30,000     None             200,000      $8,103 (1)
Chief Executive   1996      $270,000    None        None             121,017      $5,075 (1)
  Officer         1995      $180,000    $52,000     None             None         $4,393 (1)

Robert J. Gardner 1997      $148,847    $25,000     None             100,000      $9,000 (1)
Chief Operating
  Officer

----------------------
(1) Consists of automobile lease payments or allowances.

      The Company entered into an agreement with Mr. Kahan, amended and restated on August 19, 1996, which provides that he shall serve as Chief Executive Officer and Chairman of the Board of Directors for an initial term of five (5) years, which may be extended for up to three (3) additional one (1) year terms. Mr. Kahan's annual salary for the first year shall be $300,000 subject to annual increases equal to the greater of the percentage increase in the consumer price index or six percent (6%) of the executive's previous year's base salary. Pursuant to the Employment Agreement, Mr. Kahan is required to devote substantially all his business time and attention to the business and affairs of the Company. Mr. Kahan is entitled to a bonus equal to ten percent (10%) of the Company's pre-tax profits for each year of the Agreement. Mr. Kahan was granted 200,000 options exercisable at $2.75 per share. Mr. Kahan is entitled to certain fringe benefits including an automobile allowance and reimbursements for charitable donations or contributions in an amount not to exceed $25,000. During 1997, the Company made approximately $2,000 in donations to a charity on Mr. Kahan's behalf. In the event that Mr. Kahan's employment is terminated by the Company other than for cause, he shall receive either a lump sum equal to his total compensation and benefits for the remaining balance of the term of the agreement, reduced to present value or such payments on a monthly basis.

      The Company entered into an agreement on June 19, 1996 with Dr. Gardner which provides that Dr. Gardner will serve as Vice President and Chief Operating Officer until December 31, 2000. Dr. Gardner's 1997 annual salary was $150,000, subject to an increase to $200,000 on January 1, 1998. Dr. Gardner is entitled to receive an annual cash bonus equal to $15,000 per year, and an additional cash bonus of an amount not less than $10,000 a year based upon an agreed upon formula. Dr. Gardner was granted fully vested options to purchase 100,000 shares at a price of $2.50 per share. Dr. Gardner is entitled to certain fringe benefits including an automobile allowance. In the event that within twelve (12) months of any change of control of the Company or attempted change of control of the Company (as such terms are defined in the Employment Agreement), the Company terminates the employment of Dr. Gardner under the Employment Agreement, for any reason, or Dr. Gardner's employment is constructively terminated, then in any such event Dr. Gardner shall be entitled to receive the balance of the consideration due under the Employment Agreement.

      In connection with the proposed Merger between the Company and Omnicare (see Item 1. "Description of Business - Company Overview", Item 11. "Security Ownership of Certain Beneficial Owners and Management - Changes in Control" and
Item 12. "Certain Relationships and Related Transactions"), it is anticipated that the employment agreements with Messrs. Kahan and Gardner will be terminated and that each of such persons will enter into new employment and/or consulting agreements. The terms and conditions of such agreements have not as yet been formalized.

      On October 31, 1997, the Company entered into an Agreement with Mr. Cocuy that provides that Mr. Cocuy serve as the Company's Chief Financial Officer. Mr. Cocuy's annual salary is $135,000 and shall be increased to $150,000 per year beginning July 1, 1998. Mr. Cocuy is entitled to receive a discretionary bonus at the election at the Company's Chief Executive Officer based on Mr. Cocuy's role and performance relative to the Company's acquisitions, financing, equity transactions, assistance to operations, profitability of the Company and enhancement of shareholder value. Mr. Cocuy was granted fully vested options to purchase 70,000 shares at a price of $2.50 per share. Mr. Cocuy has an automobile allowance. If Mr. Cocuy is terminated without cause, the Company shall be obligated to pay him continued compensation for one year following termination according to the terms of his employment agreement. If an event occurs which results in a change of control of the Company, Mr. Cocuy is entitled to a lump sum payment equal to one year (twelve months) of his base pay plus any other accrued bonuses and reimbursable business expenses on the date such a change occurs.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

      The following table sets forth certain information concerning stock options granted to the Named Executive Officers during the year ended December 31, 1997.

                                 (INDIVIDUAL GRANTS)

                           NUMBER OF   PERCENT OF TOTAL
                          SECURITIES     OPTIONS/SARS
                          UNDERLYING      GRANTED TO
                         OPTIONS/SARS      EMPLOYEES     EXERCISE OR  EXPIRATION
                            GRANTED     IN FISCAL YEAR   BASE PRICE      DATE
                         ------------  ----------------  -----------  ----------

Brian A. Kahan, CEO         200,000          32.6%          $2.75      11/14/07
Robert J. Gardner, COO      100,000          16.3%          $2.50      11/14/07

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

      The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of December 31, 1997. No stock options were exercised by the Named Executive Officers during the period ended December 31, 1997. No stock appreciation rights were granted or are outstanding.

                        NUMBER OF UNEXERCISED OPTIONS     VALUE OF UNEXERCISED IN THE MONEY
                          HELD AT DECEMBER 31, 1997        OPTIONS AT DECEMBER 31, 1997 (1)
                      ---------------------------------   ---------------------------------
NAME                  EXERCISABLE         UNEXERCISABLE     EXERCISABLE       UNEXERCISABLE
----                  -----------         -------------   --------------     ---------------
Brian A. Kahan          321,017                 --               $0              $0

Robert J. Gardner       240,000                 --               $0              $0

--------------
(1) Dollar values are calculated based on the difference between the option exercise price and $2.125, the closing price of the Company's Common Stock on December 31, 1997, as reported by NASDAQ.

      Pursuant to the Merger Agreement, upon consummation of the Merger, each outstanding option to purchase shares of CompScript Common Stock will be converted into an option to acquire, on the same terms and conditions as were applicable under such CompScript stock option, the number of shares of Omnicare stock (rounded up to the nearest whole share) determined by multiplying the number of CompScript shares subject to such CompScript stock option by the conversion ratio described in the Merger Agreement, at an exercise price per share of Omnicare stock equal to the price per share specified in such CompScript Stock Option divided by the exchange ratio; provided that such exercise price shall be rounded up to the nearest whole cent.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of March 20, 1998, there were 14,072,063 shares of the Company's Common Stock issued and outstanding. The following table sets forth, as of such date, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director, (iii) each executive officer, and (iv) all directors and executive officers as a group:

                                                              PERCENTAGE OF
                                 AMOUNT AND NATURE OF          OUTSTANDING
NAME AND ADDRESS(1)             BENEFICIAL OWNERSHIP(2)      SHARES OWNED(2)
-------------------             -----------------------      ---------------

Brian A. Kahan..............         4,656,670(3)                 32.3%
Robert J. Gardner...........           241,025(4)                  1.7%
Malcolm Leonard.............            35,086(5)                    *
Robert Edelheit.............           107,206(6)                    *
Paul E. Heimberg............           115,351(7)                    *
Juan C. Cocuy...............            72,500(8)                    *
Omnicare, Inc...............         4,335,653(9)                 30.8%
 255 East Fifth Street
 Cincinatti, OH 45203
All directors and executive
  officers as a
  group (6 persons).........        5,227,838(10)                 35.2%
--------------------------------

 *   Less than 1%.

(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 1225 Broken Sound Parkway, N.W., Suite A, Boca Raton, Florida 33451. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all the shares of Common Stock beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Report upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this Report have been exercised.

(3) Includes 4,207,453 shares of Common Stock held in AldenCare Limited Partnership, of which Mr. Kahan is the general partner and 125,000 held by Mr. Kahan's wife. Includes options to purchase 321,017 shares. Also includes 3,200 shares held in a retirement account for the benefit of Mr. Kahan.

(4)  Includes options to purchase 240,000 shares.

(5) Includes 3,898 shares of Common Stock held by Mr. Leonard in a Joint Tenancy with a Right of Survivorship ("JTWROS") with his sister Corinne Leonard, 5,848 shares of Common Stock held by Mr. Leonard in a JTWROS with his daughter Jennifer Gottlieb and 5,848 shares of Common Stock held by Mr. Leonard in a JTWROS with his daughter Shari Leonard and options to purchase 19,492 shares.

(6)  Includes options to purchase 58,476 shares.

(7)  Includes options to purchase 77,967 shares.

(8)  Includes options to purchase 70,000 shares.

(9) Represents shares which are subject to the Voting Agreement with Omnicare. As a result of the provisions of the Voting Agreement, Mr. Kahan and Omnicare may be deemed to share voting and dispositive power with respect to the Company's shares subject to the Voting Agreement. Pursuant to a stock option agreement, Omnicare would have the right to acquire 2,800,000 shares (representing approximately 19.9% of the Company's outstanding shares) under the circumstances set forth in the stock option agreement. Omnicare disclaims beneficial ownership of the shares underlying the stock option agreement. The Voting Agreement and stock option agreement were entered into in connection with the Merger Agreement. See "Description of Business - Company Overview", "Changes in Control", below, and, Item 12. "Certain Relationships and Related Transactions".

     The 4,335,653 shares described in this paragraph are also included in the shares attributable to Mr. Kahan in the table.

(10) See notes 3 - 8 above.

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

CHANGES IN CONTROL

      On February 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Omnicare, Inc., pursuant to which a wholly-owned subsidiary of Omnicare will merge with and into the Company (the "Merger"). Following the Merger, the Company will become a wholly-owned subsidiary of Omnicare. Upon consummation of the Merger, the current members of the CompScript Board of Directors will be replaced by designees of Omnicare, who will thereupon constitute all of the members of the CompScript board.

      In connection with the Merger, shareholders of the Company will receive shares of Omnicare common stock (NYSE: OCR) with a market value of $4.50 per share, determined in accordance with, and subject to the terms of, the Merger Agreement. Omnicare is a leading independent provider of pharmacy and related services to long-term care institutions such as nursing homes, retirement centers and other institutional health care facilities. Consummation of the Merger is conditioned on, among other things, receipt of approval from holders of more than 50% of the Company's outstanding common stock. It is anticipated that the Company's shareholders will be asked to vote upon the Merger and that consummation of the Merger will occur by the end of the third quarter of 1998.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Leonard & Danzinger, an accounting firm, of which Malcolm Leonard, a Director of the Company is a principal, provided financial services to the Company. In connection for such services, Mr. Leonard's firm received $13,000 during fiscal 1997.

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

      Pursuant to the Merger Agreement, the Company has granted an option to Omnicare to purchase up to 2,800,000 shares of the Company's Common stock, at an exercise price equal to $4.50 per share. The Option is only exercisable in certain events, and was granted to induce Omnicare to enter into the Merger Agreement.

      Pursuant to the Merger Agreement, Brian A. Kahan has entered into a Voting Agreement with Omnicare, pursuant to which Mr. Kahan has granted a designee of Omnicare the right to vote all off the shares of CompScript Common Stock over which Mr. Kahan has voting power in favor of the Merger Agreement, the Merger and the transactions contemplated thereby, and against business combinations, asset sales or other similar transactions in lieu of the Merger.

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
      10.3    Employment Agreement dated August 19, 1996 between CompScript and Brian
              A. Kahan (10.3)(10)
      10.4    Stock Purchase Agreement dated May 31, 1996 between CompScript and the Shareholders of Delta Pharmacy Services, Inc. (10.1)(6)
      10.5    Stock Purchase Agreement dated August 19, 1996 between CompScript and the
              Shareholders of SECURx, Inc. (10.1)(7)
      10.6    Stock Purchase Agreement dated January 10, 1997 between CompScript and the Shareholders of Medical Services Consortium, Inc. (8)
      10.7    Employment Agreement dated October 31, 1997 between CompScript and Juan
              C. Cocuy*
      10.8    Employment Agreement dated June 19, 1996 between CompScript and Robert
              J. Gardner (12)
      10.9    1997 Amendment to Stock Option Plan*
      10.10   Revolving Loan Agreement dated January 3, 1997 between CompScript and SunTrust Bank South Florida N.A. (12)
      10.11   Independent Consulting Agreement dated as of January 1, 1998 between
              Compscript, Gerard Altieri, Ronald J. Reith and Comprehensive Formulary
              Management*
      10.12   Management Consulting Agreement dated October 1996 between Compscript and Shulman & Associates, Inc. (4.1)(9)
      10.13   Merger Agreement dated March 26, 1997 between Compscript, Compscript
              Acquisition Subsidiary, Hytree Pharmacy, Inc. and the shareholders of Hytree
              Pharmacy, Inc. (10.1)(11)



      10.14   Agreement and Plan of Merger dated February 23, 1998 between CompScript and OmniCare, Inc. (1.0) (13)
      10.15   Stock Option Agreement dated February 23, 1998 between CompScript and
              Omnicare, Inc. (2.0) (13)
      10.16   Voting Agreement dated February 23, 1998 between Brian Kahan and
              Omnicare, Inc. (3.0) (13)
      22.1    CompScript's Subsidiaries (22.1) (12)
      27      Financial Data Schedule*

-----------------
      (1) Incorporated by reference to the exhibit of the same number filed with CompScript's Form 8-B dated September 2, 1994.
      (2) Incorporated by reference to the exhibit of the same number filed with CompScript's Form 10- KSB for the year ended December 31, 1994.
      (4) Incorporated by reference to Appendix B of CompScript's Proxy Statement for the year ended December 31, 1995.
      (5)     Incorporated by reference to the exhibit of the number indicated
              filed with CompScript's Form 8-K dated March 14, 1996.
      (6)     Incorporated by reference to the exhibit of the number indicated
              filed with CompScript's 8-K dated June 14, 1996.
      (7) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated August 30, 1996.
      (8) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated January 10, 1997.
      (9) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Registration Statement Form S-8 dated December 24, 1996.
      (10) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Transition Report on 10-K for the transition period from September 30, 1995 to December 31, 1995.
      (11) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated March 26, 1997.
      (12) Incorporated by reference to the exhibit of the number indicated filed with CompScript's Form 10-KSB for the year ended December 31, 1996.
      (13) Incorporated by reference to the exhibit of the number indicated filed with CompScript's 8-K dated March 10, 1998.

*     Filed herewith.

      B.      REPORTS ON FORM 8-K:

              None

                                     SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COMPSCRIPT, INC.

DATE: March 24, 1998              By: /s/ BRIAN A. KAHAN
                                      ------------------
                                  Brian A. Kahan, Chairman of the Board, Chief
                                                Executive Officer [Principal
                                                Executive Officer]

DATE: March 24, 1998              By: /s/ JUAN C. COCUY
                                      -----------------
                                  Juan C. Cocuy, Chief Financial Officer
                                                [Principal Financial and
                                                Accounting Officer]

        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: March 24, 1998              /s/ BRIAN A. KAHAN
                                  ------------------
                                  Brian A. Kahan, Director

DATE: March 24, 1998              /s/ ROBERT J. GARDNER
                                  ---------------------
                                  Robert J. Gardner, Director

DATE: March 24, 1998              /s/ PAUL E. HEIMBERG
                                  --------------------
                                  Paul E. Heimberg, Director

DATE: March 24, 1998              /s/ ROBERT EDELHEIT
                                  -------------------
                                  Robert Edelheit, Director

DATE: March 24, 1998              /s/ MALCOLM LEONARD
                                  -------------------
                                  Malcolm Leonard, Director

                        CompScript, Inc. and Subsidiaries

                        Consolidated Financial Statements





                         INDEX TO FINANCIAL INFORMATION

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheet--December 31, 1997................................F-3

Consolidated Statements of Operations--Years ended December 31, 1997 and
1996.........................................................................F-4

Consolidated Statements of Shareholders' Equity--Years ended December 31,
1997 and 1996................................................................F-5

Consolidated Statements of Cash Flows--Years ended December 31, 1997 and
1996.........................................................................F-6

Notes to Consolidated Financial Statements--December 31, 1997................F-8

               Report of Independent Certified Public Accountants

The Board of Directors
  and Shareholders
CompScript, Inc.

We have audited the accompanying consolidated balance sheet of CompScript, Inc. and Subsidiaries (the Company) as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CompScript, Inc. and Subsidiaries at December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                              Ernst & Young, LLP


West Palm Beach, Florida
March 6, 1998

                        CompScript, Inc. and Subsidiaries

                           Consolidated Balance Sheet

                                December 31, 1997

ASSETS
Current assets:
   Cash  and cash equivalents                                                   $    529,343
   Accounts receivable, net of allowance of $1,510,690                             9,900,717
   Inventory                                                                       3,180,397
   Marketable securities                                                              53,906
   Income tax refund receivable                                                      575,075
   Deferred tax asset                                                                260,168
   Prepaid expenses and other current assets                                         950,059
                                                                                ------------
Total current assets                                                              15,449,665

Property and equipment, net                                                        3,542,866

Other assets:
   Costs in excess of net assets acquired, less accumulated
     amortization of $102,267                                                        102,263
   Other                                                                             485,846
                                                                                ------------
Total other assets                                                                   588,109
                                                                                ------------
Total assets                                                                    $ 19,580,640
                                                                                ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $  4,694,341
   Accrued salaries and benefits                                                     355,393
   Accrued expenses                                                                  693,888
   Accrued pharmaceuticals dispensed by third parties                                 49,413
   Line of credit                                                                  6,715,467
   Current portion of notes payable to shareholders                                   75,000
   Current portion of notes payable                                                  185,354
   Current portion of capital lease obligations                                      219,439
                                                                                ------------
Total current liabilities                                                         12,988,295

Deferred tax liability                                                               215,067

Long-term debt:
   Notes payable                                                                     495,781
   Capital lease obligations                                                         211,500
                                                                                ------------
Total long-term debt                                                                 707,281
                                                                                ------------
Total liabilities                                                                 13,910,643

Minority interest                                                                    222,628

Shareholders' equity:
   Common stock, $.0001 par value--50,000,000 shares authorized,
     13,957,063 shares issued and outstanding                                          1,396
   Preferred stock; $.0001 par value--1,000,000 shares authorized;
     no shares issued and outstanding                                                      -
   Additional paid-in capital                                                     12,119,195
   Accumulated deficit                                                            (6,402,128)
   Unrealized loss on marketable securities                                         (271,094)
                                                                                ------------
Total shareholders' equity                                                         5,447,369
                                                                                ------------
Total liabilities and shareholders' equity                                      $ 19,580,640
                                                                                ============


SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                                                        YEARS ENDED DECEMBER 31
                                                                        1997                1996
                                                              --------------------------------------
Sales                                                         $      50,631,230   $     42,716,356
Cost of sales                                                        29,943,907         25,690,783
                                                              --------------------------------------
Gross profit                                                         20,687,323         17,025,573

Selling, general and administrative expenses                         19,838,020         15,953,914
Provision for doubtful accounts                                       1,427,684          1,131,941
Merger costs                                                            688,706            934,223
                                                              --------------------------------------
Total operating expenses                                             21,954,410         18,020,078
                                                              --------------------------------------
Operating loss                                                       (1,267,087)          (994,505)

Other:
   Interest and other income                                             44,900             58,331
   Interest expense                                                    (575,124)          (359,298)
   Loss on note receivable                                             (800,000)                 -
                                                              --------------------------------------
Loss before provision for income taxes                               (2,597,311)        (1,295,472)
Income tax benefit                                                     (240,463)          (139,716)
                                                              --------------------------------------
Net loss                                                      $      (2,356,848)  $     (1,155,756)
                                                              ======================================


Net loss per share                                            $           (0.17)  $         (0.09)
                                                              ======================================

Weighted average shares outstanding                                  13,812,080         12,466,648
                                                              ======================================



SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity



                                                                                     COMMON STOCK              ADDITIONAL
                                                                            -------------------------------     PAID-IN
                                                                                SHARES         AMOUNT           CAPITAL
                                                                            -------------------------------------------------
Balance at January 1, 1996                                                      11,536,206        $1,154        $6,056,859
   Reverse acquisition of Capital Brands, Inc.:
     Acquisition of Capital Brands, Inc.'s common shares, net of
       acquisition costs of $1,888,807                                           1,806,750           181           261,012
     Recording of minority interest in CompScript-Boca, Inc.                      (662,341)          (66)         (384,875)
   Transfer of acquired entity's (Delta) accumulated deficit to additional paid-in capital upon conversion from an S to a C
     corporation                                                                         -             -          (101,687)
   Adjustment for Hytree Pharmacy, Inc., pooling-of-interests from
     year-end change (see Note 1)                                                        -             -                 -
   Distributions to shareholders                                                         -             -                 -
   Exercise of warrants                                                            102,550            10           538,366
   Exercise of stock options                                                       625,000            62           624,938
   Fair market value of stock options issued to nonemployees                             -             -         1,411,250
   Common shares issued to consultants                                             125,000            13           923,127
   Net loss                                                                              -             -                 -
                                                                            -------------------------------------------------
Balance at December 31, 1996                                                    13,533,165         1,354         9,328,990
   Exercise of warrants                                                            378,898            38         1,969,959
   Fair market value of stock options issued to nonemployees                             -             -           580,250
   Common shares issued to consultants                                              45,000             4           239,996
   Unrealized loss on marketable securities                                              -             -                 -
   Net loss                                                                              -             -                 -
                                                                            =================================================
Balance at December 31, 1997                                                    13,957,063 $       1,396       $12,119,195
                                                                            =================================================



                                                                                                  UNREALIZED
                                                                                                    LOSS ON
                                                                                                   AVAILABLE            TOTAL
                                                                                 ACCUMULATED        FOR SALE        SHAREHOLDERS'
                                                                                   DEFICIT         SECURITIES          EQUITY
                                                                               -----------------------------------------------------
Balance at January 1, 1996                                                          $(3,107,476)  $            -         $2,950,537
   Reverse acquisition of Capital Brands, Inc.:
     Acquisition of Capital Brands, Inc.'s common shares, net of
       acquisition costs of $1,888,807                                                        -                -            261,193
     Recording of minority interest in CompScript-Boca, Inc.                            162,313                -           (222,628)
   Transfer of acquired entity's (Delta) accumulated deficit to additional paid-in capital upon conversion from an S to a C
     corporation                                                                        101,687                -                  -
   Adjustment for Hytree Pharmacy, Inc., pooling-of-interests from
     year-end change (see Note 1)                                                        39,512                -             39,512
   Distributions to shareholders                                                        (85,560)               -            (85,560)
   Exercise of warrants                                                                       -                -            538,376
   Exercise of stock options                                                                  -                -            625,000
   Fair market value of stock options issued to nonemployees                                  -                -          1,411,250
   Common shares issued to consultants                                                        -                -            923,140
   Net loss                                                                          (1,155,756)               -         (1,155,756)
                                                                                 ---------------------------------------------------
Balance at December 31, 1996                                                         (4,045,280)               -          5,285,064
   Exercise of warrants                                                                       -                -          1,969,997
   Fair market value of stock options issued to nonemployees                                  -                -            580,250
   Common shares issued to consultants                                                        -                -            240,000
   Unrealized loss on marketable securities                                                   -         (271,094)          (271,094)
   Net loss                                                                          (2,356,848)               -         (2,356,848)
                                                                                 ===================================================
Balance at December 31, 1997                                                        $(6,402,128)       $(271,094)        $5,447,369
                                                                                 ===================================================

SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                      YEARS ENDED DECEMBER 31
                                                                                      1997              1996
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                            $( 2,356,848)     $(1,155,756)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization of leasehold improvements                             701,958          515,460
     Loss on note receivable                                                             800,000                -
     Adjustment for Hytree Pharmacy, Inc. pooling-of-interests from year-end
       change                                                                                  -           39,512
     Noncash merger costs                                                                240,000          739,492
     Deferred taxes                                                                            -          (22,901)
     Amortization                                                                         40,908           43,815
     Provision for doubtful accounts                                                   1,427,684          842,779
     Changes in operating assets and liabilities:
       Accounts receivable                                                            (4,958,681)      (1,961,725)
       Inventory                                                                        (712,758)        (616,371)
       Prepaid and other receivables                                                    (257,322)          80,830
       Other assets                                                                      394,164          (10,878)
       Income tax refund receivable                                                     (356,563)        (440,903)
       Accounts payable and accrued expenses                                             601,538          866,013
                                                                                ------------------------------------
Net cash used in operating activities                                                 (4,435,920)      (1,080,633)

INVESTING ACTIVITIES
Purchase of property and equipment                                                    (1,571,678)        (943,422)
Proceeds from sale of equipment                                                                -           71,216
Payments received on notes receivable                                                          -           21,225
Payments received on loans to shareholders                                                     -           12,982
Acquisitions, net of cash acquired                                                             -          403,808
                                                                                ------------------------------------
Net cash used in investing activities                                                 (1,571,678)        (434,191)

                        CompScript, Inc. and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                         YEARS ENDED DECEMBER 31
                                                                         1997              1996
                                                                   ------------------------------------
FINANCING ACTIVITIES
Exercise of options and warrants                                   $      1,969,997  $     1,163,376
Proceeds from lines of credit                                             6,185,774          800,000
Repayment of lines of credit                                               (145,000)        (330,054)
Proceeds from notes payable to shareholder                                  300,000          450,414
Repayments of notes payable to shareholder                               (1,568,737)        (355,801)
Proceeds from notes payable                                               2,622,110        2,647,113
Repayment of notes and leases payable                                    (3,631,383)      (2,520,332)
Distribution to shareholders                                                (53,560)         (32,000)
                                                                   ------------------------------------
Net cash provided by financing activities                                 5,679,201        1,822,716
                                                                   ------------------------------------
Net (decrease) increase in cash and cash equivalents                       (328,397)         307,892
Cash and cash equivalents at beginning of year                              857,740          549,848
                                                                   ------------------------------------
Cash and cash equivalents at end of year                           $        529,343  $       857,740
                                                                   ====================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                                         $        103,256  $       141,349
                                                                   ====================================
Cash paid for interest                                             $        575,124  $       298,329
                                                                   ====================================
SCHEDULE OF NONCASH INVESTING ACTIVITIES
Stock options issued in exchange for prepaid consulting fees       $        580,250  $       302,285
                                                                   ====================================
Conversion of accounts receivable to a note receivable             $              -  $       239,441
                                                                   ====================================
Distribution payable                                               $              -  $        53,560
                                                                   ====================================
Fixed assets acquired pursuant to capital lease obligations
and notes payable                                                  $        441,651  $        63,916
                                                                   ====================================


SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1. THE COMPANY

CompScript, Inc. and Subsidiaries (CompScript or the Company), f/k/a Capital Brands, Inc., is a comprehensive provider of pharmacy management services including institutional pharmacy, infusion therapy, mail order and consultant pharmacist services. The Company is the successor to CompScript-Boca, Inc.
(Boca), f/k/a CompScript, Inc. which was f/k/a Aldencare, Inc., which was incorporated under the laws of the State of Florida on October 3, 1991.

On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse purchase of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition, consisting of cash and marketable equity securities. The Company incurred acquisition costs of approximately $1,888,807, all of which was charged to additional paid-in capital. As Capital had no operations as of the Acquisition date, no pro forma financial information is presented. On July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's December 31, 1997 and 1996 consolidated balance sheet. On October 3, 1996, Boca issued an additional 27,000 shares of its Common Stock to a shareholder of the Company, increasing the minority interest's aggregate ownership interest in Boca to approximately 8%. Boca was recapitalized to reflect Capital's capital structure for all periods presented.

The following table reconciles the common shares issued in the reverse acquisition to the beginning balance (January 1, 1996) of common shares presented in the Consolidated Statements of Shareholders' Equity:


Issuance of Capital Brands, Inc. common stock to CompScript-Boca, Inc.
  shareholders                                                                  7,394,982
Common shares issued to entities acquired through poolings-of-interests to reflect recapitalization of CompScript-Boca, Inc. as a result of the
  reverse acquisition of Capital Brands, Inc.                                   3,478,883
Shares of CompScript-Boca related to minority interest converted into
  Capital Brands shares                                                           662,341
                                                                             ----------------
                                                                               11,536,206
                                                                             ================

                        CompScript, Inc. and Subsidiaries

1. THE COMPANY (CONTINUED)

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

On August 19, 1996, in a transaction accounted for as a pooling-of-interests, the Company acquired SECURx, Inc. (SECURx). As a result, the accompanying consolidated financial statements include the accounts and results of operations of SECURx for all periods presented. In connection with the transaction, the Company exchanged 187,500 shares of the Company's Common Stock for all of the outstanding common stock of SECURx. SECURx is in the business of selling and distributing prescription drugs to the general public through corporate sponsored benefit plans of employers located in the northeastern United States.

On January 10, 1997, in a transaction accounted for as a pooling-of-interests, the Company acquired Medical Services Consortium, Inc. (MSC). As a result, the accompanying consolidated financial statements include the accounts and results of operations of MSC for all periods presented. In connection with the transaction, the Company exchanged 1,400,000 shares of the Company's Common Stock for all of the outstanding common stock of MSC. MSC is in the business of supplying prescription pharmaceuticals, consulting services and enteral and parental therapies to long-term and alternate care providers in South Florida.

On February 28, 1997, in a transaction accounted for as a pooling-of-interests, the Company acquired Campo Medical Pharmacy, Inc. (Campo). As a result, the accompanying consolidated financial statements include the accounts and results of operations of Campo for all periods presented. In connection with the transaction, the Company exchanged 375,000 shares of the Company's Common Stock for all of the outstanding common stock of Campo. Campo is in the business of supplying prescription pharmaceuticals and consulting services to long-term and alternate care providers in Louisiana.

On March 26, 1997, in a transaction accounted for as a pooling-of-interests, the Company acquired Hytree Pharmacy, Inc. (Hytree). As a result, the accompanying consolidated financial statements include the accounts and results of operations of Hytree for all periods presented. In connection with the transaction, the Company exchanged 850,000 shares of the Company's Common Stock for all of the outstanding common stock of Hytree. Hytree is in the business of supplying prescription pharmaceuticals, respiratory and consulting services to long-term and alternate care providers along with home care and sales and rentals of durable medical equipment and supplies within the Ohio market.

Years ended December 31, 1997 and 1996 represent the results of CompScript, Delta, SECURx, MSC, Campo, and Hytree assuming that all of their operations had been combined since January 1, 1996.

The following unaudited financial information represents revenue and net (loss) income for each of the pooled companies from the beginning of the respective periods to the dates of the combinations.

                      COMPSCRIPT        DELTA        SECURX           MSC            CAMPO         HYTREE     CONSOLIDATED
                    -------------- -------------- ------------- --------------- ------------- --------------- -------------
YEAR ENDED
DECEMBER 31, 1997
Total revenue       $46,837,412    $         -    $       -     $   316,175(2)  $   480,842(2)$  2,996,801(2)$ 50,631,230
                    ============== ============== ============= =============== ============= =============== =============

Net (loss) income   $(2,454,317)   $         -    $       -     $    35,692(2)  $    20,153(2)$     41,624(2)  $(2,356,848)
                    ============== ============== ============= =============== ============= =============== =============

YEAR ENDED
DECEMBER 31, 1996

Total revenue       $15,469,263    $ 1,173,945(1) $3,406,563(1) $ 8,577,551     $ 3,181,263    $10,907,771    $42,716,356
                    ============== ============== ============= =============== ============= =============== =============

Net (loss) income   $(1,937,123)   $   165,479(1)   (226,698)(1)$   477,874     $   131,876   $    232,836    $(1,155,756)
                    ============== ============== ============= =============== ============= =============== =============

(1) Represents results of operations for Delta and SECURx from January 1, 1996 to the date of their acquisitions.

(2) Represents results of operations for MSC, Campo and Hytree from January 1, 1997 to the date of their acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR

Effective June 29, 1996, the Company elected to change its year end from September 30 to December 31. The Company's 1996 consolidated statement of operations have been restated to conform with this change in year end.

BASIS OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, and Boca, of which the Company owns approximately 92%. All significant intercompany balances and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all investments with an original maturity of less than three months, when acquired, to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company's customers are primarily long-term and alternate care providers in Florida, Ohio, Louisiana, Mississippi and Alabama and corporate sponsored benefit plans of employers in the northeastern United States. The Company directly bills its customers or third-party payers, which are primarily Medicaid, Medicare and private insurers. Credit is extended based on an evaluation of the customer's financial condition, and collateral is not required. Credit losses are provided for in the consolidated financial statements and consistently have been within management's expectations.

INVENTORY

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and market represents the lower of replacement cost or estimated net realizable value.

                       CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

OTHER ASSETS

At December 31, 1996, the Company had a note receivable from the former chief executive officer of Capital which was collateralized by 1,125,000 shares of QPQ Corporation Common Stock. In March 1997, the Company recorded an $800,000 charge against the $1,125,000 note receivable. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the collateral (marketable equity securities) declined significantly subsequent to December 31, 1996 and the collectability of the note was uncertain. On May 16, 1997, the note receivable was rescinded by the Company and the collateral of 1,125,000 shares of QPQ Corporation Common Stock reverted back to the Company.

In accordance with FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company, as of December 31, 1997, has valued its investment in QPQ Corporation at fair value of $53,906, resulting in the recognition of unrealized loss of $271,094. These securities are classified as "available for sale."

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and depreciated using the straight-line and declining balance methods over the estimated useful lives of the related assets. Furniture and equipment and vehicles are depreciated over a five to seven year period. Leasehold improvements and assets under capital lease are amortized over the useful lives of the underlying assets or the term of the lease, whichever is shorter. Expenditures for maintenance and repairs are charged to expense as incurred.

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

REVENUE RECOGNITION

Revenue and the related cost of sales are recognized when services are provided or products are delivered. For some pharmaceuticals that are located at the customers' facilities, revenues are recognized when the product is dispensed to the patient. Revenues are recorded net of adjustments and allowances resulting from the difference between established rates for the products and services and amounts reimbursable by government-sponsored health care programs (primarily Medicaid) and private insurance carriers.

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs.

STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the use of option valuation models that were not developed for use in valuing employee stock options. No compensation expense is recognized under APB Opinion No. 25 when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

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

ADVERTISING COSTS

In accordance with the Statement of Position (SOP) 93-7, REPORTING ON ADVERTISING COSTS, the Company expenses advertising costs as incurred. The Company recognized advertising expenses of $100,374 and $57,372 during the years ended December 31, 1997 and 1996, respectively. These amounts are included in the selling, general and administrative expenses. The Company did not incur any direct response advertising costs, as defined by SOP 93-7 during 1997 and 1996.

INCOME TAXES

The Company accounts for income taxes in accordance with FASB No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes at the end of each period are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates for the years in which the taxes are expected to be paid or recovered.

The Company files a consolidated income tax return with its majority-owned subsidiaries which includes the taxable income or loss of each subsidiary from its acquisition date through the end of the Company's tax year. Each entity was required to file a separate income tax return prior to becoming a member of the Company's consolidated income tax return.

Prior to the acquisition of MSC by the Company on January 10, 1997, MSC was taxed under the provisions of Subchapter S of the Internal Revenue Code (IRC). Concurrent with the acquisition of MSC, this entity was converted to C corporation status with respect to federal income taxes

                       CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

and, for those states that recognize such tax election, state income taxes. As a result, the accompanying consolidated financial statements include no provision (benefit) for income taxes related to MSC's income (loss) prior to its acquisition by the Company. Accordingly, the consolidated statements of operations for the years ended December 31, 1997 and 1996 include adjustments for income tax expense which would have been recorded MSC been a taxable corporations and had the Company been able to file a consolidated income tax return with the entities acquired during 1997 and 1996 based on the tax laws in effect during the years presented.

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

Net loss per share is calculated using the weighted average number of common shares outstanding as the effect of the Company's outstanding Common Stock equivalents was antidilutive for all periods presented.

LONG-LIVED ASSETS

FASB No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The Company adopted FASB No. 121 during 1996 and, based on current circumstances, does not believe that any impairment indicators are present relative to its long-lived assets at December 31, 1997.

                       CompScript, Inc. and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 1997 consists of the following:

         Furniture and equipment                              $4,716,357
         Vehicles                                                279,400
         Leasehold improvements                                  584,971
         Assets under capital leases                             636,570
                                                         ------------------
                                                               6,217,298
         Less accumulated depreciation                        (2,674,432)
                                                         ------------------
                                                              $3,542,866
                                                         ==================

4. LINE OF CREDIT

In May 1995, the Company entered into a line of credit agreement which permitted borrowings up to $750,000. On January 3, 1997, the Company amended its financing agreement with its primary lender to increase its revolving line of credit agreement to allow for borrowings up to $5,000,000 from the $750,000 previously in effect. On August 25, 1997, the Company further amended the financing agreement to allow for borrowings up to $7,000,000. The primary reason for these increases was to provide additional working capital for operations and fund the Company's acquisition activity. The line of credit is due upon demand and, in any event, expires April 30, 1998, and is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets. The Company is in the process of obtaining an extension or renewal of this line of credit at comparable terms. Interest is payable monthly 8.50% with a .125% per annum fee on the unused portion of the line. Under the agreement, $6,715,467 is outstanding at December 31, 1997, with an available balance of $284,533.

                       CompScript, Inc. and Subsidiaries

4. LINE OF CREDIT (CONTINUED)

The line-of-credit requires the Company to maintain at all times, certain net worth, debt coverage and working capital levels, and restricts acquisitions and dispositions of property and limits additional borrowings from other lenders. As of December 31, 1997, the Company was not in compliance with covenants relating to the $7,000,000 revolving credit agreement. A waiver has been obtained from the financial institution, effective for the fiscal year ended December 31, 1997.

5. NOTES PAYABLE

Notes payable consist of the following at December 31, 1997:

$500,000 promissory note collateralized by all of the Company's accounts receivable,
   inventory, fixed assets and other assets. Terms are discussed below.                                $400,000
$50,000 promissory note collateralized by computer equipment, interest at 9%.
   Monthly principal payments of $833 plus accrued interest from November 1997
   through October 2002.                                                                                 47,500
$200,000 promissory note with a financial institution, interest at 9% fixed, collateralized by substantially all of the Company's assets. Monthly payments of
   $3,333 plus accrued interest are payable monthly from March 1997 through
   February 2002.                                                                                       163,333
Various notes payable to financing companies bearing interest at rates ranging from 8.75% to 10.15% and expiring at various dates through 2000, collateralized by
   vehicles with an aggregate carrying value of approximately $118,000.                                  70,302
                                                                                                 ------------------
                                                                                                        681,135
Less current portion                                                                                   (185,354)
                                                                                                 ==================
Long-term portion                                                                                      $495,781
                                                                                                 ==================

At December 31, 1997, annual payments on notes payable are as follows:

         1998                                                       $185,354
         1999                                                        184,247
         2000                                                        150,700
         2001                                                        150,000
         2002                                                         10,834
                                                                  -------------
                                                                    $681,135
                                                                  =============

                       CompScript, Inc. and Subsidiaries

5. NOTES PAYABLE (CONTINUED)

In connection with the January 3, 1997 amended line of credit agreement, the Company entered into a $500,000 promissory note with the same financial institution. The proceeds from the debt were to be used to fund the Company's office and mail order space expansion, which was completed in the first quarter of 1997. The principle sum of the promissory note is being paid in monthly installments of $8,333 plus interest at 9.0% for 60 months through January 2002. Collateral and debt covenants are the same as those of the line-of-credit. A waiver for debt covenant violations has been obtained from the financial institution, effective for the fiscal year ended December 31, 1997.

On March 19, 1997, the Company entered into a $750,000 promissory note, which bore interest at prime, with a financial institution, primarily for working capital purposes which was repaid in August 1997.

6. NOTES PAYABLE TO SHAREHOLDERS

In March 1997, the Company entered into three $100,000 demand notes payable to the former shareholders of Hytree, bearing interest at 8.25%. Under these agreements, $75,000 is outstanding at December 31, 1997. These notes were paid in full in February 1998.

7. CAPITAL LEASES

The Company leases certain equipment under long-term capital leases. Future obligations are as follows:

         Year ending December 31,
            1998                                              $271,628
            1999                                               158,310
            2000                                                66,833
            2001                                                25,622
            2002                                                10,791
                                                            --------------
                                                               533,184
         Less interest                                        (102,245)
                                                            --------------
                                                              $430,939
                                                            ==============

                       CompScript, Inc. and Subsidiaries

8. MINORITY INTEREST

The Company has filed with the Securities and Exchange Commission a registration statement (Form S-4) to exchange the shares held by the minority interest shareholders for the Company's Common Stock, which will be accounted for as a purchase business combination. The minority interest's share of Boca's 1997 and 1996 results of operations is not significant.

9. SHAREHOLDERS' EQUITY

EQUITY INSTRUMENTS ISSUED TO NONEMPLOYEES

During 1996, the Company granted 625,000 stock options at an exercise price of $1 per share to certain consultants, 100,000 stock options at $6 per share to an investment banking firm and 75,000 stock options at an exercise price of $6 and 9,000 shares of Common Stock to a law firm as consideration for services rendered in connection with the Acquisition. The stock options were fully vested on the date of grant. Included in the costs of the Acquisition, all of which were charged against additional paid-in capital attributed to the Acquisition, is an aggregate $1,292,000 related to the issuance of these equity instruments. The consultants exercised the 625,000 stock options prior to December 31, 1996. The 75,000 stock options referred to above were exercised in March 1997; while the 100,000 stock options were exercised in 50,000 increments during April and May 1997, respectively.

During 1996, the Company issued 90,000 shares of Common Stock to certain consultants and 11,000 shares of Common Stock to a law firm as consideration for services rendered in connection with the Company's acquisitions of Delta, SECURx and MSC. The Company recorded an aggregate $740,000 related to the issuance of these common shares, all of which is included in merger costs in the 1996 consolidated statement of operations.

                       CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

On May 1, 1996, the Company granted 200,000 stock options (100,000 options at an exercise price of $8 and 100,000 options an exercise price of $10) to an investment banking firm as consideration for a two-year consulting agreement commencing on December 31, 1996. The stock options were fully vested on the date of grant. In connection with the stock options granted, the Company recorded a prepaid consulting fee of $144,000 as of December 31, 1996. In May 1997, the investment banking firm agreed to perform additional consulting services and in exchange, the Company reduced the exercise price for 100,000 options from $8 to $4. As a result of this reduction in exercise price, the Company recorded an additional $262,000 in prepaid consulting fees which will be amortized over the term of the consulting agreement. The investment banking firm exercised the 100,000 options at $4 during May 1997.

On June 12, 1997, an additional 100,000 stock options with an exercise price of $5 were awarded to two executives of the investment banking firm as consideration for a 12 month agreement to provide additional marketing, strategic planning and investor relation services. An additional $303,000 in prepaid consulting fees was recorded during 1997 relative to these options. The 100,000 options were exercised during July 1997.

On July 2, 1996, the Company granted 75,000 stock options exercisable at $7 per share to a public relations firm in connection with a two-year contract. The stock options were fully vested on the date of grant. In addition, the Company agreed to issue an additional 75,000 options on July 2, 1997 and pay $30,000 per year in connection with this contract. The contract was cancelled at the end of the first year so the additional 75,000 options were not issued. In connection with the stock options granted, the Company recorded a prepaid expense of $20,000 for these fees, which was expensed and included in selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 1997. These stock options expire five years from their respective dates of grant. On November 14, 1997, the Company issued 25,000 options exercisable at the market price of $2.50 in consideration of services rendered after the cancellation of the original contract, and in anticipation of entering into a new contract commencing in 1998. In connection with the stock options granted, the Company recorded a prepaid expense of $15,250.

                       CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

During the year ended December 31, 1997, approximately $390,000 of all of the above-mentioned prepaid consulting fees was amortized and is included in selling, general and administrative expenses in the consolidated statement of operations. Approximately $356,000 is unamortized and included in prepaid expenses and other current assets in the December 31, 1997 consolidated balance sheet.

On December 27, 1996, the Company issued 15,000 of its common shares to certain consultants as consideration for consulting services rendered in connection with the Company obtaining a five-year agreement to provide mail order pharmacy services to an insurer. The Company recorded a prepaid expense of approximately $138,000 for these fees, of which approximately $115,000 is included in prepaid expenses and other current assets on the December 31, 1997 consolidated balance sheet. The Company intends to amortize these costs over the life of the agreement.

COMMON STOCK WARRANTS

During 1996, the Company issued 102,550 common shares in connection with the exercise of the Company's Class A and Class B warrants at a weighted average exercise price of $5.25. On December 31, 1996, the remaining 96,950 outstanding warrants expired unexercised.

STOCK OPTION PLANS

In May 1996, the Company adopted a stock option plan (the 1996 Plan). The 1996 Plan provides for the granting of both incentive stock options and nonqualified stock options for the purchase of up to 900,000 shares of the Company's Common Stock. During 1997, shareholders approved an additional 1,000,000 shares of the Company's Common Stock to be added to the 1996 Plan. On May 28, 1997, the Company awarded a total of 8,500 options to employees at the then market price of $7.13. In addition, on November 14, 1997, the Company awarded a total of 629,750 options to employees and consultants at the then market price of $2.50. The exercise price and vesting schedule of each stock option is determined by the Compensation Committee of the Company. Stock options granted under the 1996 Plan expire after ten years from the date of grant.

                       CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

In October 1995, the FASB issued FASB No. 123, which provides an alternative to APB Opinion No. 25. FASB No. 123 allows for a fair value based method of accounting for stock options. However, for companies that continue to account for stock-based compensation arrangements under APB Opinion No. 25, such as the Company, FASB No. 123 requires disclosure of the pro forma effect on net loss and loss per share of its fair value based accounting for those arrangements. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996: risk free interest rate of 6.49%, dividend yield of 0%, volatility factor of the expected market price of the Company's Common Stock of .47 and a weighted-average expected life of the options of 4.09 years. As of December 31, 1997, the weighted average remaining contractual life of all options outstanding was 9.2 years.

The following unaudited pro forma summary presents the Company's net loss and loss per share as if the estimated fair value of the options were amortized to expense over the options' vesting period.

                                                       DECEMBER 31
                                                 1997                1996
                                          ------------------ -------------------

       Pro forma net loss                      $(2,661,888)       $(2,777,053)
                                          ================== ===================
       Pro forma net loss per share       $          (0.19)   $         (0.22)
                                          ================== ===================

The pro forma effect of compensation expense from stock option awards on pro forma net income reflects the vesting of 1996 option awards in 1997 and 1996, in accordance with FASB No. 123. Because pro forma compensation expense associated with a stock option award is recognized over the vesting period, the initial impact of applying FASB No. 123 may not be indicative of pro forma compensation expense in future years, when the effect of multiple awards will be reflected in pro forma net loss.

                       CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

A summary of the Company's stock option activity and related information for the year ended December 31, 1997 relative to the Company's employee/director and nonemployee stock options is as follows:

                                                     EMPLOYEE/DIRECTOR                     NONEMPLOYEE
                                                       STOCK OPTIONS                      STOCK OPTIONS
                                             ---------------------------------- ----------------------------------
                                                                  WEIGHTED                           WEIGHTED
                                               OPTIONS FOR         AVERAGE        OPTIONS FOR         AVERAGE
                                                  SHARES       EXERCISE PRICE        SHARES       EXERCISE PRICE
                                             ----------------- ---------------- ----------------- ----------------

Outstanding at December 31, 1996                   882,500           $5.17             450,000     $     7.50
Granted                                            613,250            2.65             125,000           4.50
Exercised                                            3,898            5.13             375,000           5.20
Forfeited                                           43,590            5.17                   -              -
                                             -----------------                  -----------------
Outstanding at December 31, 1997                 1,448,262            4.10             200,000           7.94
                                             =================                  =================

Exercisable at end of year                       1,256,839                             200,000
                                             =================                  =================

Weighted-average fair value of options
   granted during the year                           $1.03                               $2.55
                                             =================                  =================

The exercise prices of the employee stock options granted during 1997 were at or below the Company's stock prices on the dates of grant.

Options outstanding and exercisable at December 31, 1997 are as follows:

                                                        OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                          ------------------------------------------------- ---------------------------------
                                                               WEIGHTED
                                                               AVERAGE         WEIGHTED                          WEIGHTED
                                                              REMAINING         AVERAGE                          AVERAGE
                                              OPTIONS      CONTRACTUAL LIFE    EXERCISE         OPTIONS          EXERCISE
         RANGE OF OPTION PRICES             OUTSTANDING                          PRICE        EXERCISABLE         PRICE
-----------------------------------------------------------------------------------------------------------------------------

Employees               $ 2.5--$7.13           1,448,262      9.2 years         $ 4.10         1,256,839           $ 4.12
                                            ================                                  =================

Nonemployees            $ 2.50                    25,000      9.9 years         $ 2.50            25,000           $ 2.50
                        $ 7.00                    75,000      0.5 years         $ 7.00            75,000           $ 7.00
                        $10.00                   100,000      1.3 years         $10.00           100,000           $10.00
                                            ----------------                                  -----------------
                                                 200,000                                         200,000
                                            ================                                  =================

                       CompScript, Inc. and Subsidiaries

9. SHAREHOLDERS' EQUITY (CONTINUED)

At December 31, 1997, there are 251,738 options available for grant under the 1996 Plan.

COMMON STOCK

The following shares of Common Stock have been reserved for future issuance as of December 31, 1997:

          Upon the conversion of the minority interest                662,375
          Upon the exercise of stock options outstanding or
           available for grant                                      1,900,000
                                                                 ---------------
                                                                    2,562,375
                                                                 ===============

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, par value $.0001. No shares of preferred stock have been issued as of December 31, 1997.

DISTRIBUTIONS TO SHAREHOLDERS

During 1996, the Board of Directors of MSC declared a $85,560 distribution to the shareholders of MSC, of which $32,000 was paid prior to December 31, 1996 and the remaining balance of $53,560 was paid during the year ended December 31, 1997.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH AND CASH EQUIVALENTS: The carrying amount reported in the consolidated balance sheet for cash and cash equivalents approximates its fair value.

MARKETABLE SECURITIES: The fair values of marketable securities are estimated based on quoted market prices.

LINE OF CREDIT, NOTES PAYABLE, AND NOTES PAYABLE TO SHAREHOLDERS: The fair values of the Company's line of credit, notes payable and notes payable to shareholders are estimated using discounted cash flow analysis, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying and fair values of the Company's financial instruments at December 31, 1997 approximate their carrying values.

11. INCOME TAXES

The components of the income tax provision (benefit) are as follows:

                                                  YEAR ENDED DECEMBER 31
                                                  1997               1996
                                          -----------------------------------
         Current:
            Federal                            $(240,463)        $(154,995)
            State                                      -            34,044
                                          -----------------------------------
                                                (240,463)         (120,951)
         Deferred                                      -           (18,765)
                                          ===================================
         Total                                 $(240,463)        $(139,716)
                                          ===================================

                       CompScript, Inc. and Subsidiaries

11. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                              DECEMBER 31
                                                                  1997
                                                           -------------------
         Deferred tax liability:
            Tax over book depreciation                        $    (57,283)
            Internally developed software                         (157,784)
                                                           -------------------
                                                                  (215,067)
         Deferred tax assets:
            Allowance for uncollectible accounts                   529,511
            Net operating loss carryforwards                       691,373
            Accrued stock bonus                                     27,000
            Tax credits                                             25,377
            Costs in excess of net assets acquired                  25,655
            Other                                                    8,227
                                                           -------------------
         Total deferred tax assets                               1,307,143
         Less valuation allowance                               (1,046,975 )
                                                           ===================
         Net deferred tax assets                                   260,168
                                                           ===================
         Net deferred income taxes                            $     45,101
                                                           ===================

FASB No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,046,975 valuation allowance is necessary at December 31, 1997. The change in valuation allowance for the current year is $797,212. At December 31, 1997, the Company has available net operating loss carryforwards of $2,527,292 which expire in 2012. In addition, the Company has tax credits of $25,377 that have no expiration date.

The differences between the provision for income taxes and the amount which results from applying the federal and state statutory tax rates to income before income taxes are as follows:

                                                                      YEAR ENDED DECEMBER 31
                                                                      1997            1996
                                                                 --------------------------------

         Income tax benefit at statutory rate                      $(909,059)      $(440,660)
         State income tax benefit, net                               (89,943)        (36,621)
         Non-deducting items                                         255,166         352,650
         Taxes on Delta's and MSC's losses incurred
           (income earned) prior to revocation of
           Subchapter S election
                                                                           -        (274,335)
         Reduction in prior year payable                            (200,000)              -
         Reduction in net operating loss carryback benefit                 -          52,105
         Change in valuation allowance                               797,212         171,973
         Other                                                       (93,839)         35,172
                                                                --------------------------------
                                                                   $(240,463)      $(139,716)
                                                                ================================

12. LEASE COMMITMENTS

The Company has various operating leases, primarily relating to branch offices and warehouse facilities. The leases have various renewal options and escalation clauses and often require the Company to make additional payments for maintenance costs. Total rent expense for the years ended December 31, 1997 and 1996 amounted to $616,856 and $738,258, respectively.

Approximate future minimum annual rentals under noncancelable operating leases with initial or remaining terms in excess of one year are:

         1998                                             $   679,205
         1999                                                 690,339
         2000                                                 693,276
         2001                                                 668,630
         2002                                                 502,538
                                                      ------------------
                                                           $3,233,988
                                                      ==================

The Company rents two of its facilities from entities controlled by shareholders under long-term leases expiring in 2001 and 2002, respectively. Included in rent expense is approximately $212,000 and $0 paid in 1997 and 1996, respectively, to these related parties. Future minimum annual payments on these two related party rentals, which are included in the above-mentioned total future annual rentals are $210,266 in 1998, $210,266 in 1999, $210,266 in 2000, $191,266 in 2001, and
$164,666 in 2002.

13. PROFIT SHARING PLANS

In 1993, the Company established a profit sharing savings plan (the Plan) that covers substantially all of its employees and that qualifies as a cash or deferred arrangement under Section 401(k) of the IRC. Under the Plan, participating employees may defer up to 20% of their pre-tax salary before reduction, but not more than approximately $9,500 per plan year. The Company may make matching or other contributions to the Plan. There were no Company contributions to the Plan for the fiscal years ended December 31, 1997 and 1996.

Effective January 1, 1995, MSC established the Medical Services Consortium, Inc. 401(k) Plan (the MSC Plan), a deferred profit sharing savings plan that covers all employees of MSC that are at least 21 years old and who have been employed by MSC at least 6 months. Under the MSC Plan, participating employees may defer up to 15% of their pre-tax salary before reduction each year. MSC may make contributions to the MSC Plan at MSC's discretion. Contributions vest over a six-year period. MSC did not make any contributions to the MSC Plan for the fiscal years ended December 31, 1997 and 1996.

Effective March 1, 1996, Hytree established the Hytree Pharmacy, Inc. 401(k) Retirement Plan (the Hytree Plan), a deferred profit sharing savings plan that covers all employees of Hytree that are at least 18 years old and who have been employeed by MSC at least 90 days. Under the Hytree Plan, participating employees may defer up to 15% of their pre-tax salary before reduction each year. Hytree will match employee contributions up to 6% of each employee's pre-tax salary before reduction each year. Hytree may make profit-sharing contributions to the Hytree Plan at Hytree's discretion. Contributions vest over a six-year period. Hytree's contributions to the Hytree Plan for the fiscal years ended December 31, 1997 and 1996 were not significant.

                       CompScript, Inc. and Subsidiaries

14. SUBSEQUENT EVENT

On January 1, 1998, the Company entered into a five-year agreement with two shareholders (each of which has less than a 5% beneficial ownership interest in the Company) of the Company pursuant to which the shareholders will assist the Company secure new contracts for the Company's mail order division. The Company agreed to issue the shareholders 115,000 shares of common stock, as well as commissions of 1% of net revenues generated by new contacts obtained by the shareholders. The Company may cancel the contract at any time with a thirty day written notice. This contract replaces a previous contract entered into on January 9, 1997, which was canceled on October 31, 1997.

On February 23, 1998, the Company entered into a definitive merger agreement pursuant to which it will be acquired through a merger with a wholly-owned subsidiary of Omnicare, Inc. Upon completion of the merger, each outstanding common share of CompScript will be converted into a $4.50 market value of Omnicare common shares, subject to certain terms of the agreement. Omnicare will issue approximately $63.3 million in its stock and assume CompScript's debt. The transaction is structured as a pooling of interests and a tax-free reorganization. As a condition to entering into this Agreement and Plan of Merger, the two companies executed a separate Stock Option Agreement whereby the Company granted an option to Omnicare to purchase up to 19.9% of CompScript's common shares. Omnicare can exercise this option if certain events occur prior to the closing of the merger.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS                                DESCRIPTION
-------                                -----------

10.7     Employment Agreement dated October 31, 1997 between CompScript and Juan
         C. Cocuy

10.9     1997 Amendment to Stock Option Plan

10.11 Independent Consulting Agreement dated as of January 1, 1998 between Compscript, Gerard Altieri, Ronald J. Reith and Comprehensive Formulary Management

27       Financial Data Schedule