Form 10KSB40/A
period 1997-12-31
COMPSCRIPTS INC
filed 1998-05-08
CIK 862147

[This filing amends Item 1 of Form 10-KSB for the year ended December 31, 1997.]


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB/A1


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


      Capital Brands, Inc.'s ("Capital Brands") predecessor, Capital Acquisitions, Inc. was incorporated in March 1988 as a Delaware corporation. Prior to September, 1991, Capital Brands was principally engaged in organizational activities, raising capital through a public offering and searching for and investigating business opportunities. During late 1995, representatives of Capital Brands were introduced to the management of AldenCare, Inc. [now known as CompScript-Boca, Inc. ("CompScript-Boca")], to discuss their respective needs. At the time, Capital's business operations consisted of its direct ownership of equity investments and its indirect ownership and operation of various fast food operations located in Poland. These investments and operations had historically generated losses for Capital. CompScript-Boca was seeking to expand its operations, and believed that such expansion would be most effective through a public company that could provide not only operating capital, but the opportunity to grow through acquisitions and the existence of a liquid market for its securities.

      In furtherance of the desires of Capital and CompScrip-Boca, the principal shareholders and directors of both parties met to discuss a possible business combination. Among the matters discussed were: (i) consummation of a tax free reorganization under the Internal Revenue Code and the rules and regulations thereunder; (ii) compliance with applicable securities laws for a private offering by Capital; (iii) concluding the business combination as expeditiously as was practicable in light of Capital's continuing losses and CompScript-Boca's need for expansion; (iv) providing the surviving entity to the business combination with operating capital; and (v) the prospects for future profitability of the surviving entity. These discussions led to the execution of a letter of intent on January 2,1996, followed by the execution of a definitive agreement on February 29, 1996 (the "Definitive Agreement").

      The transactions contemplated by the Definitive Agreement (the "Acquisition") were consummated on April 26, 1996, by the issuance of shares of Capital's common stock (amounting to approximately 80% of its issued and outstanding common stock) to approximately 41 shareholders of CompScript-Boca (who owned approximately 93% of CompScript-Boca's outstanding common stock). The CompScript-Boca shareholders who were parties to the Acquisition were selected based upon (i) their ownershihp of a sufficient percentage of CompScript-Boca so that the Acquisition could be consummated as a tax-free exchange, and (ii) their status as "accredited investors" (within the meaning of Rule 501 under the Act) so that the Acquisition could be accomplished within the time frames established by the parties. In anticipation of consummating the Acquisition, Capital divested itself of its interests in International Fast Foods Corporation, Family Chicken, Inc. and International Hotel Corporation. The Acquisition has been accounted for as a "reverse acquisition", and the Company recorded, at the time of the Acquisition, a minority interest in CompScript-Boca of $222,628, representing approximately 7% of the net assets of CompScript-Boca on the date of the Acquisition.


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


      Federal regulations establish "safe harbors," which give immunity from criminal or civil penalties to parties in compliance with applicable regulations. While the failure to satisfy all criteria for a safe harbor does not mean that an arrangement violates the statute, it may subject the arrangement to review by the Office of Inspector General ("OIG"), which is charged with administering the federal anti-kickback statute. Until recently, there were no procedures for obtaining binding interpretations or advisory opinions from the OIG on the application of the federal anti-kickback statute to an arrangement or its qualification for a safe harbor upon which the Company can rely. However, the Health Insurance Portability and Accountability Act of 1996, signed into law on August 21, 1996, now requires the Secretary of HHS to issue written advisory opinions, which are binding on the Secretary and the party requesting the opinion, regarding the applicability of certain aspects of the anti-kickback statute to specific or proposed arrangements.

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

                                       COMPSCRIPT, INC.


DATE: May 8, 1998                 By: /s/ BRIAN A. KAHAN
                                      ------------------
                                  Brian A. Kahan, Chairman of the Board, Chief
                                                Executive Officer [Principal
                                                Executive Officer]