Form 10QSB
period 1998-03-31
COMPSCRIPTS INC
filed 1998-05-15
CIK 862147

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

[ ] Transition Report Under Section 12 or 15(d) of the Exchange Act

                  For the transition period from _________ to __________.

                         Commission file number 0-20594

                                COMPSCRIPT, INC.
        -----------------------------------------------------------------
        (Exact Name or Small Business Issuer as Specified in Its Charter)

             FLORIDA                                             65-0506539
-------------------------------                              -------------------
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

Yes  [X]                No  [ ]

The number of shares outstanding of the issuer's common stock, par value $.0001 per share as of April 30, 1998 was 14,072,063.

Transitional Small Business Disclosure Format:

                         Yes [ ]              No [X]

                        COMPSCRIPT, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE

PART I.     FINANCIAL INFORMATION

            ITEM. 1     Financial Statements

                        Consolidated Condensed Balance Sheets as
                          of March 31, 1998 (Unaudited) and
                          December 31, 1997                                2

                        Consolidated Condensed Statements of
                          Operations for the Three Months Ended
                          March 31, 1998 and 1997 (Unaudited)              3

                        Consolidated Condensed Statements of Cash
                          Flows for the Three Months Ended March
                          31, 1998 and 1997 (Unaudited)                    4

                        Notes to Consolidated Condensed Financial
                          Statements (Unaudited)                           5

            ITEM. 2     Management's Discussion and Analysis
                          or Plan of Operations                          9-12

PART II.    OTHER INFORMATION

SIGNATURES

                        CompScript, Inc. and Subsidiaries

                      Consolidated Condensed Balance Sheet

                                                     MARCH 31,       DECEMBER 31,
                                                       1998              1997
                                                   ------------      ------------
                                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                        $  1,117,443      $    529,343
  Accounts receivable, net                           10,168,893         9,900,717
  Inventory                                           3,297,952         3,180,397
  Marketable securities                                  96,094            53,906
  Income tax refund receivable                          371,805           575,075
  Deferred tax asset                                    260,168           260,168
  Prepaid and other receivables                       1,308,321           950,059
                                                   ------------      ------------
Total current assets                                 16,620,676        15,449,665

Property and equipment, net                           3,822,836         3,542,866

Other assets:
  Costs in excess of net assets acquired, less           92,037           102,263
   accumulated amortization
  Other                                                 331,878           485,846
                                                   ------------      ------------
Total other assets                                      423,915           588,109
                                                   ------------      ------------
Total assets                                       $ 20,867,427      $ 19,580,640
                                                   ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                    5,693,925      $  4,694,341
  Accrued salaries and benefits                         348,601           355,393
  Accrued expenses                                      167,293           693,888
  Accrued pharmaceuticals dispensed by third             18,133            49,413
   parties
  Line of credit                                      6,931,268         6,715,467
  Current portion of notes payable to                      --              75,000
   shareholders
  Current portion of notes payable                      191,180           185,354
  Current portion of capital lease obligations          329,495           219,439
                                                   ------------      ------------
Total current liabilities                            13,679,895        12,988,295

Deferred tax liabilities                                215,067           215,067

Long-term debt:
  Notes payable                                         457,434           495,781
  Capital lease obligations                             260,731           211,500
                                                   ------------      ------------
Total long-term debt                                    718,165           707,281
                                                   ------------      ------------
Total liabilities                                    14,613,127        13,910,643

Minority interest                                       222,628           222,628

Shareholders' equity:
  Common stock, $.0001 par value--50,000,000              1,407             1,396
   shares authorized, 14,072,063 and
   13,957,063 shares issued and outstanding at
      March 31, 1998 and December 31,1997,
   respectively
  Additional paid-in capital                         12,363,559        12,119,195
  Accumulated deficit                                (6,104,388)       (6,402,128)
    Unrealized loss on marketable securities           (228,906)         (271,094)
                                                   ------------      ------------
Total shareholders' equity                            6,031,672         5,447,369
                                                   ------------      ------------
Total liabilities and shareholders' equity         $ 20,867,427      $ 19,580,640
                                                   ============      ============

SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                        Consolidated Condensed Statements
                            of Operations (Unaudited)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ------------------------------
                                                        1998              1997
                                                    ------------      ------------
Sales                                               $ 13,849,483      $ 11,498,619
Cost of sales                                          8,032,789         6,794,718
                                                    ------------      ------------
Gross profit                                           5,816,694         4,703,901

Selling, general and administrative expenses           4,818,511         4,696,093
Provision for doubtful accounts                          357,970           121,905
Merger costs                                                --             613,457
                                                    ------------      ------------
Total operating expenses                               5,176,481         5,431,455
                                                    ------------      ------------
Operating income (loss)                                 640,213          (727,554)

Other income (expense):
  Interest and other income                                2,099            11,015
  Interest expense                                      (166,572)          (99,563)
  Loss on realization of note receivable                    --            (800,000)
                                                    ------------      ------------
                                                        (164,473)         (888,548)
                                                    ------------      ------------
Income (loss) before provision for income taxes          475,740        (1,616,102)
Income tax provision                                     178,000              --
                                                    ------------      ------------
Net income (loss)                                   $    297,740      $ (1,616,102)
                                                    ============      ============

Net income (loss) per share                         $         02      $       (.12)
                                                    ============      ============

Weighted average shares outstanding                   14,072,063        13,563,897
                                                    ============      ============

SEE ACCOMPANYING NOTES.

                        CompScript, Inc. and Subsidiaries

                        Consolidated Condensed Statements
                            of Cash Flows (Unaudited)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31
                                                         ----------------------------
                                                             1998             1997
                                                         -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                        $   297,740      $(1,616,102)
Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
   Depreciation and amortization of leasehold                193,415          129,959
     improvements
   Provision for doubtful accounts                           357,970          121,905
   Amortization of goodwill                                   10,226           10,227
   Noncash merger costs                                         --            240,000
   Loss on realization of note receivable                       --            800,000
   Changes in operating assets and liabilities:
     Accounts receivable, net                               (626,146)      (1,709,819)
     Inventory                                              (117,555)        (312,209)
     Income tax refund receivable                            203,270          (87,845)
     Prepaid and other receivables                          (113,887)          (6,403)
     Other assets                                            153,968           50,891
     Accounts payable and accrued expenses                   434,917         (815,620)
                                                         -----------      -----------
Net cash provided by (used in) operating activities          793,918       (3,195,016)

INVESTING ACTIVITY
Purchase of property and equipment                          (304,444)        (552,916)
                                                         -----------      -----------
Net cash used in investing activity                         (304,444)        (552,916)

FINANCING ACTIVITIES
Exercise of options and warrants                                --            649,996
Net proceeds from line of credit                             215,801        3,990,773
Net repayments of notes payable                              (32,521)        (536,809)
Net repayments on notes payable to shareholders              (75,000)        (393,987)
Repayments of leases payable                                  (9,654)         (12,577)
                                                         -----------      -----------
Net cash provided by financing activities                     98,626        3,697,396
                                                         -----------      -----------

Net increase (decrease) in cash and cash equivalents         588,100          (50,536)
Cash and cash equivalents at beginning of period             529,343          857,740
                                                         -----------      -----------
Cash and cash equivalents at end of period               $ 1,117,443      $   807,204
                                                         ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for income taxes                               $    10,000      $    87,500
                                                         ===========      ===========
Cash paid for interest                                   $   166,572      $    99,563
                                                         ===========      ===========

SEE ACCOMPANYING NOTES.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

      The accompanying consolidated condensed financial statements include the accounts of the Company and all of its subsidiaries, which are majority-owned. All significant intercompany transactions and balances have been eliminated in consolidation.

      The accompanying consolidated condensed financial statements as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 are unaudited. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes it has made sufficient disclosures such that the information presented is not misleading. In the opinion of management, the financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods presented. Results for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be achieved for the year ending December 31, 1998.

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

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION (CONT'D)

      Net income (loss) per share for the three-month periods ended March 31, 1998 and 1997, have been calculated based upon the weighted average number of common shares outstanding after giving effect to outstanding options and warrants during the periods in which their inclusion was dilutive.

2.    MARKETABLE SECURITIES

      At December 31, 1996, the Company had a note receivable from a former officer and shareholder of the Company which was collateralized by 1,125,000 shares of Regenesis Holdings Corp. (formerly known as QPQ Corporation) ("Regenesis") Common Stock. In March 1997, the Company recorded an $800,000 charge against the $1,125,000 note receivable. The Company deemed it appropriate to evaluate the collateral underlying the note, as the value of the collateral (marketable equity securities) declined significantly subsequent to December 31, 1996 and the collectability of the note was uncertain. On May 16,1997, the note receivable was rescinded by the Company and the collateral of 1,125,000 shares (18,750 shares after two reverse splits of 20 for 1 and 3 for 1) of Regenesis Common Stock reverted back to the Company.

      In accordance with FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, the Company, as of March 31, 1997, has valued its investment in Regenesis at its fair value of $96,094, resulting in the recognition of unrealized loss of $228,906. These securities are classified as "available for sale."

3.    INCOME TAXES

      The income tax provisions for the three-month period ended March 31, 1998 and 1997, have been calculated by applying the Company's estimated effective tax rate for the years 1998 and 1997.

      For the three-month period ended March 31, 1997, the relationship of the provision for income taxes to pre-tax income reflects the exclusion of the Subchapter S earnings of MSC from the tax provision computation. Concurrent with the acquisition of Medical Services Consortium, Inc. (MSC) on January 10, 1997, MSC converted to C corporation status and its earnings from that date forward were included in the tax provision computation. The consolidated condensed statement of operations for the three months ended March 31, 1997, do not include pro forma adjustments for income tax expense

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

3.    INCOME TAXES (CONT'D)

which would have been recorded had MSC been a taxable corporation, as the impact would not have been significant.

4.     LINE OF CREDIT

      In May 1995, the Company entered into a line of credit agreement which permitted borrowings of up to $750,000. On January 3, 1997, the Company amended its financing agreement with its primary lender to increase its revolving line of credit agreement to allow for borrowings up to $5,000,000 from the $750,000 previously in effect. On August 25, 1997, the Company further amended the financing agreement to allow for borrowings of up to $7,000,000. The line of credit is due upon demand and, in any event, expires July 30, 1998, and is collateralized by all of the Company's accounts receivable, inventory, fixed assets and other assets. Interest is payable monthly at 8.5% with a .125% per annum fee on the unused portion of the line. Under the agreement, $6,931,268 is outstanding at March 31, 1998, with an available balance of $68,732.

      The line-of-credit requires that the Company maintain at all times, certain net worth, debt coverage and working capital levels, and restricts acquisitions and dispositions of property and limits additional borrowings from other lenders. At March 31, 1998, the Company was in compliance with all financial covenants.

5.    NOTES PAYABLE

      In connection with the line-of-credit, on January 3, 1997, the Company also entered into a $500,000 promissory note with the same lender, the proceeds of which were used to fund the Company's office and mail order space expansion, which was completed in the first quarter of 1997. The principal sum of the promissory note is payable in monthly installments of approximately $8,333 plus interest at 9.0% for 60 months which began on February 1, 1997. Collateral and debt covenants are the same as those of the line of credit discussed above.

      On March 19, 1997, the Company entered into an additional $750,000 promissory note, bearing interest at prime, with its existing lender, primarily for working capital purposes. This loan matured on July 26, 1997, and was repaid in August 1997.

                        COMPSCRIPT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

6.    SHAREHOLDERS' EQUITY

      On January 1, 1998, the Company entered into a five-year agreement with two shareholders (each of which has less than a 5% beneficial ownership interest in the Company) of the Company pursuant to which the shareholders will assist the Company secure new contracts for the Company's mail order division. The Company agreed to issue the shareholders 115,000 shares of common stock, as well as commissions of 1% of net revenues generated by new contracts obtained by the shareholders. The Company may cancel the contract at any time with a thirty day written notice.

      This contract replaces a previous contract entered into on January 9, 1997, which was canceled on October 31, 1997. In connection with the stock issued, the Company recorded a prepaid expense of $244,375. During the three months ended March 31, 1998, approximately $12,000 was amortized and included in selling, general and administrative expenses in the condensed consolidated statement of operations. At March 31, 1998, approximately $46,000 is included in prepaid expenses and other current assets and $186,000 is included in other assets in the balance sheet.

7.    MERGER

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

      CompScript is a comprehensive provider of pharmacy management services including institutional pharmacy, infusion therapy, mail order and consultant pharmacist services to managed care networks, long-term and subacute care facilities, home health patients and recipients of managed care. CompScript is a successor to CompScript-Boca, Inc. ("Boca", f/k/a CompScript, Inc. which was f/k/a Aldencare, Inc.), which was incorporated under the laws of the State of Florida on October 3, 1991.

      On April 26, 1996, shareholders who previously owned approximately 93% of Boca exchanged their shares of Boca's Common Stock for 7,394,982 common shares (representing an 80% interest) of Capital Brands, Inc. (Capital), a publicly-held company (the Acquisition). This exchange was structured as a tax-free reorganization. The Acquisition was accounted for as a reverse acquisition of Capital by Boca pursuant to which Boca was recapitalized to include the assets and liabilities of Capital revalued to reflect the market value of Capital's net tangible assets at the date of the Acquisition consisting of cash and marketable equity securities. Effective July 5, 1996, Capital changed its name to CompScript, Inc. The remaining 7% of Boca is accounted for as a minority interest in a consolidated subsidiary on the Company's March 31, 1998 balance sheet.

Results of Operations:

      Sales for the three-month period ended March 31, 1998 (the "1998 Quarter") were $13,849,483 compared to $11,498,619 for the three-month period ended March 31, 1997 (the "1997 Quarter"). The $2,350,864 or 20% increase was primarily attributed to the Company's marketing efforts directed towards new clients.

      Gross profit increased $1,112,793 to $5,816,694 for the 1998 Quarter from $4,703,901 in the 1997 Quarter as a result of the increased revenue. Gross profit margins as a percentage of sales increased to 42% for the 1998 Quarter in comparison to 41% for the 1997 Quarter.

      Selling general and administrative expenses ("SG&A") were $4,818,511 for the 1998 Quarter compared to $4,696,093 for the 1997 Quarter. The increase of $122,418, or 3%, was attributable to normal inflationary increases, primarily in salaries.

      Provision for doubtful accounts increased by $236,065 to $357,970 in the 1998 Quarter compared to $121,905 in the 1997 Quarter due to the increase in accounts receivable and sales.

      The 1997 Quarter included $613,457 of one-time charges related to merger and acquisition costs associated with the three acquisitions completed during that period. There were no such costs during the 1998 Quarter.

      Interest expense increased by $67,009 to $166,572, or 67%, for the 1998 Quarter in comparison to $99,563 in the 1997 Quarter. This increase is attributable to the increase in the Company's debt, primarily the line-of-credit facility.

      Income tax provision for the 1998 Quarter was $178,000 which is estimated at the Company's statutory tax rate of 37.5% of income before income taxes. No income tax benefit was recorded during the 1997 Quarter because it was too early in the fiscal year to determine if the entire year would result in a loss.

      As a result of the events previously discussed, the Company reported a net income of $297,740, or $.02 per share for the 1998 Quarter compared to a net loss of $1,616,102, or $.12 per share, for the 1997 Quarter.

Liquidity and Capital Resources:

      The Company has funded its operating requirements to date primarily through operations, the private sale of equity securities (prior to the reverse acquisition on April 26, 1996), and borrowings under its existing line of credit agreement. As of March 31, 1998, the Company had cash and cash equivalents of $1,117,443, accounts receivable of $10,168,893, working capital of $2,940,781 and a current ratio of 1.21 to 1.00.

      Net cash provided by operating activities for the 1998 Quarter was $793,918 compared to net cash used in operating activities of $3,195,016 during the 1997 Quarter. Cash provided by operating activities during the 1998 Quarter was primarily attributable to net income, adjusted for non-cash expenses, such as provision for doubtful accounts and depreciation expenses. During the 1997 Quarter, cash used in operating activities was primarily attributable to the operating loss and the increase in accounts receivable and inventory.

      Net cash used in investing activities was $304,444 for the 1998 Quarter, which was a direct result of net purchases of computer equipment and software for the continued development of the pharmacy operating and communications systems in the Company's corporate office and its offsite pharmacies. During the 1997 Quarter, the Company made $552,916 in expenditures for its Boca Raton office and new mail order facility which was completed in February 1997, and leasehold improvements pertaining to the new office and institutional pharmacy location that MSC moved into during September of 1997.

      Financing activities provided $98,626 in cash during the 1998 Quarter, compared to $3,697,396 during the 1997 Quarter and is comprised of the following:

                                             THREE MONTHS
                                            ENDED MARCH 31,
                                     ----------------------------
                                         1998            1997
                                     -----------      -----------
Exercise of options and warrants     $      --        $   649,996
Net proceeds from line of credit         215,801        3,990,773
Net repayment of other debt             (117,175)        (943,373)
                                     -----------      -----------
                                     $    98,626      $ 3,697,396
                                     ===========      ===========

      The Company's future capital requirements for operations include financing the growth of working capital items such as accounts receivable and inventory, purchasing equipment and upgrading management information and inventory control systems.

      Based upon the continuation of the Company's business development, the Company believes the cash flow from operations and borrowings under an expanded credit facility will provide sufficient cash to fund its operations and meet current obligations for the year ended December 31, 1998. The Company is attempting to improve cash flows from operations and maintain flexibility in financing both interim and long-term working capital requirements by increasing its collection efforts of its accounts receivable. Additionally, management's decision to terminate the PBM contracts effective December 31, 1997 is expected to result in a material reduction in selling, general and administrative expenses.

      In the event the Company dramatically expands its operations or makes acquisitions that would require funds in addition to its existing liquid assets and cash flows, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

IMPACT OF THE YEAR 2000

      The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company believes that the issue raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. Additionally, the Company intends that any computer systems that the Company may purchase or lease that are incident to the Company's business will have already addressed the "Year 2000" issue.

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

PART II.    OTHER INFORMATION

            (a)   Not applicable

            (b)   Reports on Form 8-K

                  On March 10, 1998, the Company filed a Form 8-K reporting
            that it had entered into the Merger Agreement with Omnicare, Inc. discussed elsewhere in this report on Form 10-QSB

                                    SIGNATURE

      In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CompScript, Inc.

Date: May 15, 1998                        By: /s/ BRIAN A. KAHAN
                                              ----------------------------------
                                              Brian A. Kahan, Chief Executive
                                              Officer (Principal Executive
                                              Officer)

Date: May 15, 1998                        By: /s/ JUAN C. COCUY
                                              ----------------------------------
                                              Juan C. Cocuy, Chief Financial
                                              Officer (Principal Financing and
                                              Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27                Financial Data Schedule